Form 10-Q
period 2021-03-31
Khosla Ventures Acquisition Co. III
filed 2021-06-01
CIK 1846068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Khosla Ventures Acquisition Co. III
(Exact name of registrant as specified in its charter)

Delaware	001-40247	85-1777015
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2128 Sand Hill Road Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)
(650)
376-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	KVSC	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒
    No  ☐
As of April 30, 2021, 56,330,222 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO. III
Quarterly Report
on Form 10-Q

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
KHOSLA VENTURES ACQUISITION CO. III
Balance Sheet
As of March 31 2021
(unaudited)

ASSETS

Cash and cash equivalent	$1,304,417
Prepaid expenses	823,990

Total current assets	2,128,407
Cash held in trust account	563,302,226
Other assets	844,791

Total assets	$566,275,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514,567
Franchise tax payable	50,000
Accrued offering and formation costs	43,338
Advances from related party	154,483

Total current liabilities	762,388
Deferred underwriting fees payable	17,500,000

Total liabilities	18,262,388

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 54,301,303 shares at $10.00	543,013,030
Stockholder Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—
Class A common share, $0.0001 par value, 200,000,000 shares authorized; 2,028,919 shares issued and outstanding (excluding 54,301,303 shares subject to possible redemption)	203
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Class K common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	5,094,605
Accumulated Deficit	(95,802)

Total stockholders’ equity	5,000,006

Total Liabilities and Stockholders’ Equity	$566,275,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021
Formation costs	$25,000
General and administrative expenses	20,802
Franchise tax expense	50,000

Net loss	$(95,802)
Weighted average Class A outstanding, redeemable common stock, basic and diluted	50,116,776
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Weighted average Class A and B shares outstanding, non-redeemable common stock, basic and diluted	7,014,399

Basic and diluted net loss per common stock, non-redeemable common stock	$(0.01)

(1)	Class K shares are not included in the calculation of diluted loss per share as their conversion into Class A shares is contingent upon the occurrence of future events as described in Note 2.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class K Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,000,000	500	—	—	12,000	—	12,500
Issuance of Class K ordinary shares to Sponsor(1)	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares	56,330,222	5,633	—	—	—	—	563,296,893	—	563,302,526
Underwriting discounts							(10,000,000)		(10,000,000)
Deferred underwriting fee payable							(17,500,000)		(17,500,000)
Offering costs							(718,688)		(718,688)
Sale of Private Placement Shares	—	—	—	—	—	—	13,000,000	—	13,000,000
Common stock subject to possible redemption	(54.301,303)	(5,431)	—	—	—	—	(543,007,600)	—	(543,013,030)
Net loss	—	—	—	—	—	—	—	(95,802)	(95,802)

Balance, March 31, 2021 (unaudited)	2,028,919	$203	5,000,000	$500	5,000,000	$500	$5,094,605	$(95,802)	$5,000,006

(1)
Includes an aggregate of 5,000,000 shares of Class K common stock held by the Sponsor that are subject to forfeiture to the extent that the Company does not complete an initial business combination or achieve certain market price criteria for Class A shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021
Cash Flows from Operating Activities
Net Loss	$(95,802)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of prepaid expenses	20,802
Changes in operating assets and liabilities
Prepaid expenses	(844,792)
Other assets	(844,791)
Accounts payable	25,000
Franchise tax payable	50,000

Net cash used in operating activities	(1,689,583)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(563,302,226)

Net cash used in Investing Activities:	(563,302,226)

Cash Flows from Financing Activities
Proceeds from sale of Units , net of deferred underwriting discounts paid	553,302,226
Proceeds from Private Placement shares	13,000,000
Proceeds from Sponsor for class B and K shares	25,000
Proceeds from share transfer	300
Payment of offering costs	(31,300)

Net cash provided by financing activities	566,296,226

Net increase in cash	1,304,417
Cash - beginning of period	—

Cash - end of period	$1,304,417

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$479,860,050

Change in initial classification s of Class A common stock subject to possible redemption	$63,152,980

Deferred offering costs included in accrued offering costs	$43,338

Deferred offering costs included in accounts payable	$489,567

Deferred offering costs paid through promissory note - related party	$154,483

Deferred underwriting fees payable	$17,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
Note 1 — Description of Organization, Business Operations, Going Concern
Khosla Ventures Acquisition Co. III (the “Company”) is a blank check company incorporated in Delaware on

January 29, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 26, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through March 26, 2021 relates to the Company’s formation and Initial Public Offering (the “Initial Public Offering”) described below. The Company has selected December 31 as its fiscal year end.
On March 26, 2021, the Company consummated its Initial Public Offering of 50,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $
10.00
per
Public Share, generating gross proceeds to the
Company of
$
500,000,000
,
which is described in Note 3. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional
6,330,222
Public Shares from the Company at a price of
$
10.00
per share less the underwriting discount. In total, the Company sold
56,330,222
Public Shares in connection with its Initial Public Offering. The Underwriters designate March 30, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.
Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 1,300,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Shares to the Company’s Sponsor, Khosla Ventures SPAC Sponsor III LLC generating gross proceeds to the Company of $13,000,000, which is described in Note 3.
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon completion of the Initial Public Offering in March 2021.
Following the closing of the Initial Public Offering on March 26, 2021, an amount of $500,000,000 ($10 per Public Share
) of the proceeds from the Initial Public Offering, including $17,500,000 of the underwriters’ deferred discount was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the Initial Public Offering and the Private Placement Shares held in the trust account will not be released until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100%

of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Public Share sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement shares and the sale of forward purchase shares, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of
180
days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering(the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offeringin favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial shareholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of
1933
, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.
 The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these condensed financial statements are issued and therefore substantial doubt has been alleviated.
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID
-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on March 25, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 2, 2021. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
At March 31, 2021, the Company had $563,302,226 in cash held in the trust account, which the Company categorizes as a Level 1 asset within the ASC 820 hierarchy.
Use of Estimates
The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.
Making estimates r
e
quires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could diffe
r
 significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,304,407 in cash and no cash equivalents as of March 31, 2021.
Cash Held in Trust Account
As of March 31, 2021, the Company had $563,302,226 in cash held in the Trust Account.

Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Accordingly, as of March 31, 2021, 54,301,303 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000.

As of March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were changed to stockholders’ equity upon the completion of the Initial Public Offering.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 26, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 26, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 26, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s provision for income taxes and deferred tax assets were deemed to be de minimis as of March 31, 2021.
Net Loss Per Common Stock
Net loss per share is computed by dividing net loss by the weighted average number of common stock issued and outstanding during the period, excluding common stock subject to forfeiture.

The Class K Founder Shares will convert into shares of Class A common stock after the initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial business combination, including three equal triggering events based on our stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of our initial business combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K common stock in the calculation of diluted loss per share, since the Class K common stock conversion into Class A common stock is contingent upon the occurrence of future events.

Private Placement Shares are not considered public shares, are only redeemable subject to transfer restrictions, and are worthless if the Company did not complete its business combination within a certain timeframe as stated in the Private Placement Share agreement; and, as such, are not considered outstanding shares for the calculation of earnings per share.
The Company’s unaudited statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two method of income (loss) per share. Net earnings per common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing interest income earned on the Trust Account of $0 for the quarter ended March

31, 2021, by the weighted average number of Class A redeemable common stock of 50,116,776 units outstanding for the period. Net loss per common stock, basic and diluted, for Class B and Class A non-redeemable common stock for the quarter ended March 31, 2021 is calculated by dividing net loss of $95,802, less income attributable to Class A redeemable common stock of $0, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period of 7,014,399 units, resulting in a loss of
 $
0.01
per share.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A common stock
Interest income earned on Trust Account	$—
Less: Applicable franchise and income taxes	—

Net loss attributable to Redeemable Class A common stock	$—
Denominator: Weighted Average Stock Outstanding, Redeemable Class A
Basic and diluted weighted average shares outstanding, Redeemable Class A	50,116,776

Basic and diluted net loss per share, Redeemable Class A	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net loss allocable to Redeemable Class A common stock
Net loss	$(95,802)
Less: Net loss allocable to Redeemable Class A common stock -	—

Net loss attributable to Non-Redeemable Class A and Class B common stock shareholders	$(95,802)
Denominator: Weighted Average Stock Outstanding, Non-Redeemable Class A and Class B
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	7,014,399

Basic and diluted net loss per share, Non-Redeemable Class A and Class B	$(0.01)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 50,000,000
Public Shares

at a purchase price of $
10.00
per
Public Shares
, excluding
Public Shares
sold pursuant to the partial exercise of the underwriters’ option to purchase additional
Public Shares
to cover over-allotments
(See Note 6).
Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 1,300,000 shares of Class A common stock of the Company, par value
 $0.0001
per share (the “Private Placement Shares”) at a purchase price of
 $10.00
per Private Placement Shares, to the Company’s sponsor, Khosla Ventures SPAC Sponsor LLC, generating aggregate gross proceeds to the Company of
 $13,000,000.

The underwriters exercised their option to purchase an additional 6,330,222 shares of Class A common stock from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 56,330,222 shares of Class A common stock in connection with its Initial Public Offering. Accordingly, between the close date of the Initial Public Offering and balance sheet date of March 31, 2021, an additional $63,302,226 was placed in the trust account, comprised of proceeds from the sale of additional Class A common stock pursuant to the exercise of the underwriters’ over-allotment option, which settled on March 30,

2021.
Note 4 — Related Party Transactions
Advances from Related Party
On February 8, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to which the Company could borrow up to $300,000 in the aggregate. The note was non-interest
bearing and payable on the earlier to occur of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note at March 31, 2021 was $154,483.

Founder Shares
On January 29, 2021, the Sponsor acquired 10,000,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,000,000 Class B Founder Shares and 5,000,000 Class K Founder Shares. Prior to the initial investment in the company of $25,000 by the sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the aggregate number of Founder Shares issued. On March 10, 2021, the Sponsor entered into a security assignment agreement with three of the Company’s independent directors and assigned 120,000 shares of Class B common stock at an aggregate price of $300.
Class B founder shares
The Class B Founder Shares will automatically convert into Class A common stock on the first business day following the completion of our initial business combination, at a ratio such that the number of Class A common stock issuable upon conversion of all Class B Founder Shares will equal, in the aggregate on an as-converted
basis, 15% of the sum of (i) the total number of all Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of Class A common stock issued or deemed issued or issuable upon conversion of the Class B Founder Shares plus (iii) the total number of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination, and (y) any Private Placement Shares issued to our sponsor, its affiliates or any member of our management team upon conversion of working capital loans. Prior to our initial business combination, only holders of our Class B common stock will be entitled to vote on the appointment of directors.

Class K Founder Shares
The Class K Founder Shares will convert into shares of Class A common stock after the initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial business combination, including three equal triggering events based on our stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of our initial business combination and also upon specified strategic transactions, in each case, as described in this prospectus. The Class K Founder Shares will be convertible into shares of Class A common stock at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares (including both Class B Founder Shares and Class K Founder Shares) will equal, in the aggregate on an as-converted
basis, 30%
of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the

Class B Founder Shares and Class K Founder Shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) any Private Placement shares. Prior to our initial business combination, only holders of shares of our Class B common stock will be entitled to vote on the appointment of directors. The Company performed an assessment in accordance with Accounting Standards Codification (“ASC”) 480 — Distinguishing Liabilities from Equities and ASC 815 — Derivatives and Hedging to conclude whether the embedded features of Class K common stock constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that Class K common stock should be equity-classified and its embedded features should not be bifurcated.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.
Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 1,300,000 Class A common stock at a price of $10.00 per stock in a Private Placement for an aggregate purchase price of $13 million. The Private Placement Shares are identical to the shares of Class A common stock sold in this offering, subject to certain limited exceptions.
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell (i) any of their Class B Founder Shares (and any shares of Class A common stock issuable upon conversion thereof) until the earlier to occur of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) any of their shares of Class K common stock for any reason, other than to specified permitted transferees or subsequent to our initial business combination in connection with a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property; provided, that any shares of Class A common stock issued upon conversion of any shares of Class K common stock will not be subject to such restrictions on transfer.
Forward Purchase Agreement
The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 1,000,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that would close simultaneously with the closing of the initial business combination. The proceeds from the sale of these forward-purchase shares, together with the amounts available to the Company from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Khosla Entities may purchase less than 1,000,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with Accounting Standards Codification (“ASC”) 480 - Distinguishing Liabilities from Equities and ASC 815 - Derivatives and Hedging to conclude whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.
Note 5 — Commitments & Contingencies
Registration Rights
The holders of the Founder Shares and Private Placement Shares are entitled to registration rights pursuant to the registration agreement signed prior to the consummation of the Initial Public Offering. The holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides the Company will not be required to effect or permit any registration or cause any registration statements to become effective until termination of the applicable lock-up
period.
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 7,500,000 additional Public Shares at the Initial Public Offering price, less the underwriting discounts and commissions. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional
6,330,222
Public Shares from the Company at a price of
$10.00
per share less the underwriting discount. In total, the Company sold
56,330,222
Public Shares in connection with its Initial Public Offering. This transaction settled on March 30, 2021.
The underwriters are entitled to a deferred fee of $17,500,000. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Stockholders’ Equity
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. At March 31, 2021, there were 2,028,919 shares of Class A common stock issued and outstanding, excluding 54,301,303 shares of common stock subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 30,000,000 Class B common stock with a par value of $0.0001 per share. At March 31, 2021, 5,000,000 Class B common stock were issued and outstanding.

Class
 K Common Stock
— The Company is authorized to issue 30,000,000 Class B common stock with a par value of $0.0001 per share. At March 26, 2021, 5,000,000 Class B common stock were issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

Preferred Stock
— The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share. As of March 26, 2021, there were no shares of preferred stock issued or outstanding.

Note 7 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.. On April 7, 2021, the Company paid off the balance of the promissory note to the Sponsor in the amount of
$154,483, (Note 4) resulting in no balance remaining on the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Khosla Ventures Acquisition Co. III. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Khosla Ventures SPAC Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the State of Delaware on January 29, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, and forward purchase shares, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our Sponsor is Khosla Ventures SPAC Sponsor III LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, we consummated its Initial Public Offering of 50,000,000 Public Shares, at $10.00 per share, generating gross proceeds of $500.0 million, and incurring offering costs of approximately $29.5 million, inclusive of $17.5 million in deferred underwriting commissions.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 1,300,000 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $13.0 million.
On March 23, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 6,330,222 Public Shares issued for total gross proceeds of $63,302,220. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating total proceeds of $1,266,050. A total of $63,302,220 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $563,302,220.

Following the closing of the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement, $563,302,220 ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, March 23, 2023, or 27 months from the closing of this offering, June 23, 2023, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of this offering (the “Combination Period”), and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of March 31, 2021, we had approximately $1,304,407 in cash, and working capital of approximately $1,366,019.
Our liquidity needs prior to March 31, 2021 were satisfied through the proceeds of $25,000 from the sale of the Founders Shares, and loan from our Sponsor of approximately $154,483 under the Note. Subsequent to March 31, 2021, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We repaid the Note in full on April 7, 2021.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from January 29, 2021 (inception) through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 29, 2021 (inception) through March 31, 2021, we had a net loss of $95,802, which consisted of $20,802 in general, administrative expenses and $50,000 in franchise tax expenses.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $19,715,577.70 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
On March 23, 2021, we entered into a forward purchase agreement pursuant to which the sponsor (together with any permitted transferees under the forward purchase agreement, the “Khosla Entities”) have agreed to purchase an aggregate of up to 1,000,000 forward purchase shares for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that will close simultaneously with the closing of the initial Business Combination. The Khosla Entities will purchase a number of forward-purchase shares that will result in gross proceeds to us necessary to enable us to consummate our initial Business Combination and pay related fees and expenses, after first applying amounts available to us from the trust account (after paying the deferred underwriting discount and giving effect to any redemptions of Public Shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial Business Combination, plus any additional amounts mutually agreed by us and the Khosla Entities to be retained by the post-Business Combination company for working capital or other purposes. The Khosla Entities’ obligation to purchase forward-purchase shares will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to the Khosla Entities and on a requirement that such initial Business Combination is approved by a unanimous vote of our board of directors. In determining whether a target is reasonably acceptable to the Khosla Entities, we expect that the Khosla Entities would consider many of the same criteria as we will consider but will also consider whether the investment is an appropriate investment for the Khosla Entities.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Recent accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on March 25, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On March 26, 2021, we consummated the Initial Public Offering of 50,000,000 Public Shares. On March 30, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 6,330,222 Public Shares to cover over-allotments. The Public Shares were sold at an offering price of $10.00 per share, generating total gross proceeds of $563,302,220. Goldman Sachs & Co. LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-253101).
The Securities and Exchange Commission declared the registration statement effective on March 23, 2021.
Simultaneously with the consummation of the Initial Public Offering and the partial exercise of the over-allotment option, we consummated the private placement of an aggregate of 1,426,605 Private Placement Shares at a price of $10.00 per Private Placement Share, generating total proceeds of $14,266,050. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Shares are identical to the Public Shares sold in the Initial Public Offering, except that the Private Placement Shares are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Shares, $563,302,220 was placed in the Trust Account.
We paid a total of $11,266,044.40 in underwriting discounts and commissions and approximately $2,000,000 for other offering costs related to the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters agreed to defer $19,715,577.70 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 23, 2021, between the Company and Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representatives of the several underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation, dated March 24, 2021. (1)

10.1	Investment Management Trust Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated March 23, 2021, among the Company and certain security holders named therein. (1)

10.3	Private Placement Shares Purchase Agreement, dated March 23, 2021, between the Company and the Sponsor. (1)

10.4	Forward Purchase Agreement, dated March 23, 2021, among the Company and the Sponsor. (1)

10.5	Letter Agreement, dated March 23, 2021, among the Company, the Sponsor, Vinod Khosla, Samir Kaul, Peter Buckland, Loren Bough, Sarah Clemens and Harrison Frist. (1)

10.6	Form of Indemnity Agreement, dated March 23, 2021, between the Company and each of its officers and directors. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2021 and incorporated by reference herein.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO. III

Date: May 28, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer