Form 10-Q/A
period 2021-03-31
Khosla Ventures Acquisition Co. III
filed 2021-10-07
CIK 1846068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

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
of the Exchange Act).    Yes  ☒    No  ☐
As of
O
ctober
 7, 2021, 57,756,827 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

EXPLANATORY NOTE
Khosla Ventures Acquisition Co. III (the “Company,” “we,” “us” or “our”) is filing this Amendment to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (together, the “Existing Quarterly Report”).
Background of Restatement
Subsequent to filing of its Form
10-Q,
the Company identified errors in its historical financial statements related to the accounting for the Class A common stock, deferred underwriting fees payable and the Class K Founder Shares. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. The Company also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability. In addition, the Company concluded that it incorrectly recorded the overallotment option that was exercised by the underwriters and also incorrectly accounted for certain items on the cash flow statement.
As a result, the Company’s management, together with the Audit Committee, determined on August 31, 2021, that the Company’s financial statements and other financial data as of and for the period from January 29, 2021 (inception) through March 31, 2021 included in the Company’s Existing Quarterly Report on Form
10-Q
for the period ended March 31, 2021 should be restated in the Form
10-Q/A
as a result of these errors. These restatements result in
non-cash,
non-operating
financial statements corrections and have no impact on the Company’s current or previously reported cash position.
The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form
10-Q/A,
and the financial statements and related financial information contained in the Existing Quarterly Report should no longer be relied upon. On September 1, 2021, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Existing Quarterly Report.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. The Company’s management has concluded that in light of the errors described above, and the filing of the Form
10-Q,
that material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex accounting transactions. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form
10-Q/A.

KHOSLA VENTURES ACQUISITION CO. III
Quarterly Report
on Form 10-Q

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
KHOSLA VENTURES ACQUISITION CO. III
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2021
(Unaudited)
(As Restated)

ASSETS
Cash and cash equivalents	$1,304,417
Prepaid expenses	843,642

Total current assets	2,148,059
Marketable securities held in Trust Account	563,302,226
Other assets	825,145

Total assets	$566,275,430

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$514,567
Franchise tax payable	50,000
Accrued expenses	43,338
Advances from related party	159,783

Total current liabilities	767,688
Deferred underwriting fees payable	19,715,578
Class K Founder Shares derivative liabilities	17,150,000

Total liabilities	37,633,266

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 56,330,222 shares at $10.00 redemption value	563,302,226
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,426,605 issued and outstanding (excluding 56,330,222 shares subject to possible redemption)	143
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(34,660,705)

Total stockholders’ deficit	(34,660,062)

Total Liabilities, Common Stock subject to Possible Redemption, and Stockholders’ Deficit	$566,275,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)
(As Restated)

Formation costs	$25,000
General and administrative expenses	20,802
Franchise tax expense	50,000

Loss from operations	(95,802)
Financing expenses on derivative classified instrument	(47,887,500)
Change in fair value of derivative liabilities	30,750,000

Loss before income tax	(17,233,302)
Net Loss	$(17,233,302)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	5,125,581

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(1.46)

Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	132,020

Basic and diluted net loss per share, Class A non-redeemable common stock	$(1.90)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000

Basic and diluted net loss per share, Class B non-redeemable common stock	$(1.90)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)
(As Restated)

	Common Stock Subject to Possible Redemption		Common Stock						Total
	Class A		Class A		Class B		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of January 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $31,705,310 issuance costs	56,330,222	531,596,916	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	1,426,605	143	—	—	14,265,907	—	14,266,050
Accretion of Class A Common Stock to redemption value	—	31,705,310	—	—	—	—	(14,277,907)	(17,427,403)	(31,705,310)
Net loss	—	—	—	—	—	—	—	(17,233,302)	(17,233,302)

Balance as of March 31, 2021	56,330,222	$563,302,226	1,426,605	$143	5,000,000	$500	$—	$(34,660,705)	$(34,660,062)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)
(As Restated)

Cash Flows from Operating Activities:
Net loss	$(17,233,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing expenses on derivative classified instrument	47,887,500
Change in fair value of derivative liabilities	(30,750,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,668,787)
Accounts payable and accrued expenses	607,305

Net cash used in operating activities	(1,157,284)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(563,302,226)

Net cash used in investing activities	(563,302,226)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B and Class K common stock to Sponsor	25,000
Advances from related party	160,383
Proceeds from sale of Public Shares, net of transaction costs	551,312,494
Proceeds from sale of Private Placement Shares	14,266,050

Net cash provided by financing activities	565,763,927

Net increase in cash	1,304,417
Cash - beginning of period	—

Cash - end of period	$1,304,417

Supplemental disclosure of noncash investing and financing activities:

Deferred underwriting fees payable	$19,715,578

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
As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through March 31, 2021 relates to the Company’s formation and Initial Public Offering (the “Initial Public Offering
” or “IPO
”) described below. The Company has selected December 31 as its fiscal year end.
On March 26, 2021, the Company consummated its Initial Public Offering of 50,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $500,000,000. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional 6,330,222 Public Shares from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 56,330,222 Public Shares in connection with its Initial Public Offering. The Underwriters designate March 30, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 1,300,000 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $13,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $1,266,050. Total gross proceeds from the sale of Private Placement Shares was $14,266,050 as of March 31, 2021
.
Following the closing of the Initial Public Offering on March 26, 2021 and the partial exercise of the underwriters’ overallotment option on March 30, 2021, an amount of $563,302,226 ($10.00 per Public Share) of the proceeds from the Initial Public Offering, including $19,715,578 of the underwriters’ deferred discount was placed in a U.S.-based Trust Account at Goldman Sachs, maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the Initial Public Offering and the Private Placements held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.
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
The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
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
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust
Account
to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of March 31, 2021, the Company had $1,304,417 in its operating bank account, $563,302,226 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,380,371.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these condensed financial statements were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 promissory note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of $3,000,000.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loan, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of March 31, 2021, the Company has no borrowings under the Working Capital Loans.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Restatement and Revision of Previously Issued Financial Statements
Subsequent to filing of its Form
10-Q,
the Company identified errors in its historical financial statements related to the accounting for the Class A common stock, deferred underwriting fees payable, Class K Founder Shares, and other reclassification adjustments on the balance sheet and statement of cash flows. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. The Company also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability. In addition, the Company concluded that it incorrectly recorded the overallotment option that was exercised by the underwriters and also incorrectly accounted for certain items on the cash flow statement.
The tables below summarize the effects of the restatement on the condensed balance sheet as of March 31, 2021, and on the condensed statement of operations and cash flows for the period from January 29, 2021 (inception) through March 31, 2021.

	As of March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$566,275,424	$6	$566,275,430

Liabilities, common stock subject to possible redemption, and stockholders’ deficit
Total current liabilities	$762,388	$5,300	$767,688
Deferred underwriting fees payable	17,500,000	2,215,578	19,715,578
Class K Founder Shares derivative liabilities	—	17,150,000	17,150,000

Total liabilities	18,262,388	19,370,878	37,633,266
Class A common stock, stock subject to possible redemption	543,013,030	20,289,196	563,302,226
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	203	(60)	143
Class B common stock - $0.0001 par value	500	—	500
Class K common stock - $0.0001 par value	500	(500)	—
Additional paid-in-capital	5,094,605	(5,094,605)	—
Accumulated deficit	(95,802)	(34,564,903)	(34,660,705)

Total stockholders’ equity (deficit)	5,000,006	(39,660,068)	(34,660,062)

Total liabilities, common stock subject to possible redemption, and stockholders’ equity	$566,275,424	$6	$566,275,430

	Period From January 29 (Inception) Through March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(95,802)	$—	$(95,802)
Financing expenses on derivative classified instrument	—	(47,887,500)	(47,887,500)
Change in fair value of derivative liabilities	—	30,750,000	30,750,000

Net loss	$(95,802)	$(17,137,500)	$(17,233,302)

Weighted average shares outstanding of Class A common stock subject to possible redemption	50,116,776	(44,991,195)	5,125,581
Basic and diluted net loss per common stock, Class A	$0.00	$(1.46)	$(1.46)
Weighted average shares outstanding of Class A non-redeemable common stock	—	132,020	132,020
Basic and diluted net loss per common stock, Class A	$—	$(1.90)	$(1.90)
Weighted average shares outstanding of Class B non-redeemable common stock	7,014,399	(2,014,399)	5,000,000
Basic and diluted net loss per common stock, Class B	$(0.01)	$(1.89)	$(1.90)

	Period From January 29 (Inception) Through March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(95,802)	$(17,137,500)	$(17,233,302)
Financing expenses on derivative classified instrument	—	47,887,500	47,887,500
Change in fair value of derivative liabilities	—	(30,750,000)	(30,750,000)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,689,583)	20,796	(1,668,787)
Accounts payable and accrued expenses	75,000	532,305	607,305
Net cash used in operating activities	(1,689,583)	532,299	(1,157,284)
Cash flows from financing activities
Proceeds from sale of Public Shares, net of transaction costs	553,270,926	(1,958,432)	551,312,494
Proceeds from Private Placement Shares	13,000,000	1,266,050	14,266,050
Advances from related party	300	160,083	160,383
Net cash provided by financing activities	566,296,226	(532,299)	565,763,927
Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payabl e	17,500,000	2,215,578	19,715,578
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial statements, operating results and cash flows for the period presented.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,304,417 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2021.
Marketable Securities Held in Trust Account Held in Trust Account
The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.
Common Stock Subject to Possible Redemption (As Restated)
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480.
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of March 31, 2021, 56,330,222 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’
deficit
section of the Company’s balance sheet.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the Initial Public Offering, March 26, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. From the period beginning January 29, 2021 (inception) through March 31, 2021, the Company recorded an accretion of $31,705,310, of which $14,277,907 was recorded in additional paid-in
capital and $17,427,403 was recorded in accumulated deficit.
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

Derivative Financial Instruments
For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet. The carrying value of cash and cash equivalents approximated fair value.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $31,705,310 for the period from January 29, 2021 (inception) through March 31, 2021.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the deferred tax asset is de minimis.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Loss Per Share of Common Stock (As Restated)
Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.
Class K Founder Shares will convert into Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of the initial Business Combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K Founder Shares in the calculation of diluted loss per share since the conversion of Class K Founder Shares into Class A common stock is contingent upon the occurrence of future events.
Class B Founder Shares and Private Placement Shares are included in the calculation of non-redeemable
earnings per share.
The Company’s statement of operations includes a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company has treated the accretion in the same manner as a dividend in the calculation of the net income/(loss) per common stock. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
A reconciliation of net loss per common stock is as follows:

(Unaudited)
Net l oss	$(17,233,302)
Accretion of temporary equity to redemption value	(2,253,221)

Net loss including accretion of temporary equity to redemption value	$(19,486,523)

	From the period beginning January 29, 2021 (inception) through March 31, 2021 (Unaudited)
	Class A-t	Class A-p	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity	$(9,737,146)	$(250,800)	$(9,498,577)
Accretion of temporary equity to redemption value	2,253,221	—	—

Allocation of net loss	$(7,483,925)	$(250,800)	$(9,498,577)

Denominator
Weighted average shares outstanding, basic and diluted	5,125,581	132,020	5,000,000
Basic and diluted net loss per share	$(1.46)	$(1.90)	$(1.90)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.
Note 4 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 50,000,000 Public Shares at a purchase price of $10.00 per Public Shares, excluding Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments
.
The underwriters exercised their option to purchase an additional 6,330,222 shares of Class A common stock from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 56,330,222 shares of Class A common stock in connection with its Initial Public Offering. Accordingly, between the close date of the Initial Public Offering and March 31, 2021, an additional $63,302,226 was placed in the Trust Account, comprised of proceeds from the sale of additional Class A common stock pursuant to the exercise of the underwriters’ over- allotment option, which settled on
March 30, 2021.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 1,300,000 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $13,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $1,266,050. Total gross proceeds from the sale of Private Placement Shares was $14,266,050.
Note 5 — Related Party Transactions
Advances from Related Party
On February 8, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to which the Company could borrow up to $300,000 in the aggregate. The note was non-interest
bearing and payable on the earlier to occur of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note at March 31, 2021 was $159,783.
Founder Shares
On January 29, 2021, the Sponsor acquired 10,000,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,000,000 Class B Founder Shares (also known as “Class B common stock”) and 5,000,000 Class K Founder Shares (also known as “Class K common stock”). Prior to the initial investment in the
C
ompany of $25,000 by the
S
ponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the
C
ompany by the aggregate number of Founder Shares issued. On March 10, 2021, the Sponsor entered into a security assignment agreement with three of the Company’s independent directors and assigned 120,000 shares of Class B common stock at an aggregate price of $300.
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

Class K Founder Shares (As Restated)
The Class K founder shares will convert into shares of Class A common stock after the initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial business combination, including three equal triggering events based on our stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of our initial business combination and also upon specified strategic transactions, in each case, as described in this prospectus. The Class K founder shares will be convertible into shares of Class A common stock at a ratio such that the number of shares of Class A common stock issuable upon conversion of all founder shares (including both Class B founder shares and Class K founder shares) will equal, in the aggregate on an as-converted
basis, 30% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B founder shares and Class K founder shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B Founder Shares were entitled to vote on the appointment of directors.
The Company’s previously issued Amended Filing of Form
10-Q
classified Class K Founder Shares as a component of stockholders’
(deficit)
. Upon reassessment, the Company determined that there was an error in the accounting treatment as Class K Founder Shares has features that preclude it from such classification. The correction of this error is reflected in Note 2 to these unaudited condensed financial statements. Upon restatement, the Company accounts for the Class K Founder Shares as equity linked instruments. Certain adjustments to the settlement amount of the Class K Founder Shares are based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under ASC Topic
815-40.
The Class K Founder Shares are recorded as liabilities as these shares are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At March 31, 2021 date, the Company had no borrowings under the Working Capital Loans.
Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 1,300,000 Class A common stock at a price of $10.00 per stock in a private placement for an aggregate purchase price of $13,000,000. In connection with the underwriters’ partial exercise of their over- allotment option that closed on March 30, 2021, the Company also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating total proceeds of $1,266,050. The total proceeds from the sale of Private Placement Shares is $14,266,050. The Private Placement Shares are identical to the shares of Class A common stock sold in this offering, subject to certain limited exceptions. The Private Placement Shares holders do not have the option to redeem their Class A shares and as a result, the proceeds received in connection with the Initial Public Offering are excluded from temporary equity. The par value of these shares and related additional paid in capital are classified as permanent equity in the Company’s financial statements.
The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial business combination.

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
The proceeds from the sale of these forward-purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Khosla Entities may purchase less than 1,000,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480 and ASC Topic 815 to determine whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.
Note 6 — Commitments & Contingencies
Registration Rights
The holders of the Founder Shares and Private Placement Shares are entitled to registration rights pursuant to the registration agreement signed prior to the consummation of the Initial Public Offering. The holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statements to become effective until termination of the applicable lock-up
period.
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 7,500,000 additional Public Shares at the Initial Public Offering price, less the underwriting discounts and commissions. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional 6,330,222 Public Shares from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 56,330,222 Public Shares in connection with its Initial Public Offering. The exercise of the overallotment option settled on March 30, 2021.
The underwriters are entitled to a deferred
 underwriters
fee of $19,715,578. The deferred
underwriters
fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
Note 7 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 1,426,605 shares of Class A common stock issued and outstanding, excluding 56,330,222 shares of
Class A
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 including the fair value hierarchy of the valuation input that the Company utilized to determine such fair value.

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$563,302,226

Liabilities:
Derivative liability – Class K Founder Shares	3	$17,150,000

Class K Founder Shares Liability
Class K Founder Shares is accounted for as a derivative liability on the accompanying March 31, 2021 balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Class K Founder Shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The key inputs into the Monte-Carlo simulation model for Class K Founder Shares were as follows:

Input	January 29, 2021 (Inception)	March 31, 2021
Risk-free internet rate	1.19%	1.81%
Term to business combination	1.4 years	1.3 years
Expected Volatility	21.5%	13.0%
Stock Price	$10.00	$9.96
The following table presents a summary of the changes in the fair value of the Class K Founder Shares liability, a Level 3 liability, measured on a recurring basis, as of March 31, 2021:

Class K Founder Shares Derivative Liability
Fair value, January 29, 2021 (inception)	$47,900,000
Change in fair value of Class K Founder Shares liability	(30,750,000)
Fair value, March 31, 2021	$17,150,000

There were no transfers to and from Levels 1, 2, and 3 from the period beginning January 29, 2021 through March 31, 2021.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Restatement
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited financial statements as of and for the period ended March 31, 2021 (the “Restatement”).
Subsequent to filing of its Form
10-Q,
the Company identified errors in its historical financial statements related to the accounting for the Class A common stock, deferred underwriting fees, Class K Founder Shares, and other reclassification adjustments on the balance sheet and statement of cash flows. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. The Company also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability. In addition, the Company concluded that it incorrectly recorded the overallotment option that was exercised by the underwriters and also incorrectly accounted for certain items on the cash flow statement.
The Restatement is more fully described in Note 2 to the Notes to Financial Statements.
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

Our Sponsor is Khosla Ventures SPAC Sponsor III LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, we consummated its Initial Public Offering of 50,000,000 Public Shares, at $10.00 per share, generating gross proceeds of $500,000,000. On March 30, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 6,330,222 Public Shares issued for additional proceeds of $63,302,226. Total shares sold in connection with the Initial Public Offering are 56,330,222 Public Shares. We incurred offering costs of $31,705,310, inclusive of $19,715,578 in deferred underwriting fees payable.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 1,300,000 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $13,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $1,266,050.
Following the closing of the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement, $563,302,226 ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (March 23, 2023) or 27 months (June 23, 2023), if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by March 23, 2023 (the “Combination Period”), and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of March 31, 2021, the Company had $1,304,417 in its operating bank account, $563,302,226 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,380,371.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these condensed financial statements were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 promissory note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of $3,000,000.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loan, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of March 31, 2021, the Company has no borrowings under the Working Capital Loans.
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
For the period from January 29, 2021 (inception) through March 31, 2021, we had a loss from operations of $95,802, which consisted of $25,000 in formation costs, $20,802 in general and administrative expenses, and $50,000 in franchise tax expenses. We also incurred $47,887,500 in financing expenses on derivative classified instruments, and an unrealized gain on the fair value of derivative liabilities of $30,750,000, resulting in an overall net loss of $17,233,302 for the period from January 29, 2021 (inception) through March 31, 2021.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters are entitled to a deferred underwriting fee of $0.35 per Public Share, or $19,715,578 in the aggregate. The deferred underwriting fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies other than the following.
Class K Founder Shares
Class K Founder Shares was accounted for as a derivative liability on the accompanying March 31, 2021, balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The inputs used as of March 31, 2021 were as follow: risk free rate of 1.81%; term in years to business combination 1.3 years; expected volatility 13.0%; dividend yield of 0.00% and the stock price was $9.96.
Recent accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2021, other than our exposure to interest rate risk from the investments in U.S. Treasuries, we were not subject to any other market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. Treasuries. Due to the
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
and
15d-15(e)
under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock, deferred underwriting fees payable, Class K Founder Shares, and other reclassification adjustments on the balance sheet and statement of cash flows. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. The Company also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability. In addition, the Company concluded that it incorrectly recorded the overallotment option that was exercised by the underwriters and also incorrectly accounted for certain items on the cash flow statement.
To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
On March 26, 2021, we consummated the Initial Public Offering of 50,000,000 Public Shares. On March 30, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 6,330,222 Public Shares to cover over-allotments. The Public Shares were sold at an offering price of $10.00 per share, generating total gross proceeds of $563,302,226. Goldman Sachs & Co. LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
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
Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Shares, $563,302,226 was placed in the Trust Account.
We paid a total of $11,266,044 in underwriting discounts and commissions and $723,688 for other offering costs related to the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters agreed to defer $19,715,578 in underwriting discounts and commissions.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 23, 2021, between the Company and Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representatives of the several underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation, dated March 24, 2021. (1)

10.1	Investment Management Trust Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated March 23, 2021, among the Company and certain security holders named therein. (1)

10.3	Private Placement Shares Purchase Agreement, dated March 23, 2021, between the Company and the Sponsor. (1)

No.	Description of Exhibit

10.4	Forward Purchase Agreement, dated March 23, 2021, among the Company and the Sponsor. (1)

10.5	Letter Agreement, dated March 23, 2021, among the Company, the Sponsor, Vinod Khosla, Samir Kaul, Peter Buckland, Loren Bough, Sarah Clemens and Harrison Frist. (1)

10.6	Form of Indemnity Agreement, dated March 23, 2021, between the Company and each of its officers and directors. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2021 and incorporated by reference herein.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO. III

Date: October 7, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer