Form 10-Q
period 2021-06-30
Khosla Ventures Acquisition Co. III
filed 2021-10-07
CIK 1846068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of
October 7, 202
1, 57,756,827 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO. III
Quarterly Report
on Form 10-Q

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
KHOSLA VENTURES ACQUISITION CO. III
CONDENSED BALANCE SHEET
AS OF JUNE 30, 2021
(Unaudited)

ASSETS
Cash and cash equivalents	$557,632
Prepaid expenses	843,642

Total current assets	1,401,274
Marketable securities held in Trust Account	563,310,786
Other assets	614,814

Total assets	$565,326,874

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$50,478
Franchise tax payable	100,000
Advances from related party	5,300

Total current liabilities	155,778
Deferred underwriting fees payable	19,715,578
Class K Founder Shares derivative liabilities	21,200,000

Total liabilities	41,071,356

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 56,330,222 shares at $10.00 redemption value	563,302,226
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,426,605 issued and outstanding
(excluding 56,330,222 shares subject to possible redemption)	143
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(39,047,351)

Total stockholders’ deficit	(39,046,708)

Total Liabilities, Common Stock subject to Possible Redemption and Stockholders’ Deficit	$565,326,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Three Months Ended June 30,	Inception-to-Date June 30,
	2021	2021
Formation costs	$—	$25,000
General and administrative expenses	295,206	316,008
Franchise tax expense	50,000	100,000

Loss from operations	(345,206)	(441,008)
Financing expenses on derivative classified instrument	—	(47,887,500)
Gain on marketable securities (net), dividends and interest, held in Trust Account	8,560	8,560
Change in fair value of derivative liabilities	(4,050,000)	26,700,000

Loss before income tax expense	(4,386,646)	(21,619,948)
Net Loss	$(4,386,646)	$(21,619,948)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	56,330,222	35,780,991

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.06)	$(0.49)

Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	1,426,605	907,068

Basic and diluted net loss per share, Class A non-redeemable common stock	$(0.15)	$(0.69)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.15)	$(0.69)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’
DEFICIT
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance as of January 29, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $ 31,705,310 issuance costs	56,330,222	531,596,916	—	—	—	—	—	—	—
Sale of Private Plac e ment Shares	—	—	1,426,605	143	—	—	14,265,907	—	14,266,050
Accretion of Class A Common Stock to redemption value	—	31,705,310	—	—	—	—	(14,277,907)	(17,427,403)	(31,705,310)
Net loss	—	—	—	—	—	—	—	(17,233,302)	(17,233,302)
Balance as of March 31, 2021	56,330,222	$563,302,226	1,426,605	$143	5,000,000	$500	$—	$(34,660,705)	$(34,660,062)
Net loss	—	—	—	—	—	—	—	(4,386,646)	(4,386,646)
Balance as of June 30, 2021	56,330,222	$563,302,226	1,426,605	$143	5,000,000	$500	$—	$(39,047,351)	$(39,046,708)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(21,619,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing expenses on derivative classified instrument	47,887,500
Gain on marketable securities (net), dividends and interest, held in Trust Account	(8,560)
Change in fair value of derivative liabilities	(26,700,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,458,456)
Accounts payable and accrued expenses	150,478

Net cash used in operating activities	(1,748,986)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(563,302,226)

Net cash used in investing activities	(563,302,226)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B and Class K common stock to Sponsor	25,000
Advances from related party	5,300
Proceeds from sale of Public Shares, net of transaction costs	551,312,494
Proceeds from sale of Private Placement Shares	14,266,050

Net cash provided by financing activities	565,608,844

Net increase in cash	557,632
Cash - beginning of period	—

Cash - end of period	$557,632

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$19,715,578

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021
Note 1 — Description of Organization, Business Operations, Going Concern
Khosla Ventures Acquisition Co. III (the “Company”) is a blank check co
m
pany incorporated in Delaware on January 29, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through June 30, 2021 relates to the Company’s formation and Initial Public Offering (the “Initial Public Offering” or “IPO”) described below. The Company has selected December 31 as its fiscal year end.
On March 26, 2021, the Company consummated its Initial Public Offering of 50,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $500,000,000
.
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
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outsta
n
ding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $557,632 in its operating bank account, $563,302,226 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,245,496.
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loan, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of June 30, 2021, the Company has no borrowings under the Working Capital Loans.
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
The interim results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an origi
n
al maturity of th
r
ee months or less when purchased to be cash equivalents. The Company had $557,632 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2021.
Marketable Securities Held in Trust Account
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
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of June 30, 2021, 56,330,222 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’
deficit
 section of the Company’s balance sheet.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the Initial Public Offering, March 26, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. From the period beginning January 29, 2021 (inception) through June 30, 2021, the Company recorded an accretion of $31,705,310, of which $14,277,907 was recorded in additional paid-in
capital and $17,427,403 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $31,705,310 for the period from January 29, 2021 (inception) through June 30, 2021.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the deferred tax asset is de minimis.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
the Company has treated the accretion in the same manner as a dividend in the calculation of the net income/(loss) per common stock. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
A reconciliation of net loss per common stock is as follows:

	For the three months ended June 30, 2021 (Unaudited)	Inception-to- date June 30, 2021 (Unaudited)
Net loss	$(4,386,646)	$(21,619,948)
Accretion of temporary equity to redemption value	(5,069,727)	(7,322,935)

Net loss including accretion of temporary equity to redemption value	$(9,456,373)	$(28,942,883)

	For the three months ended June 30, 2021 (Unaudited)			Inception-to-date June 30, 2021 (Unaudited)
	Class A-t	Class A-p	Class B	Class A-t	Class A-p	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity	$(8,487,994)	$(214,965)	$(753,414)	$(24,841,767)	$(629,752)	$(3,471,364)
Accretion of temporary equity to redemption value	5,069,727	—	—	7,322,935	—	—

Allocation of net loss	$(3,418,267)	$(214,965)	$(753,414)	$(17,518,832)	$(629,752)	$(3,471,364)
Denominator
Weighted average shares outstanding, basic and diluted	56,330,222	1,426,605	5,000,000	35,780,991	907,068	5,000,000
Basic and diluted net loss per share	$(0.06)	$(0.15)	$(0.15)	$(0.49)	$(0.69)	$(0.69)
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
The underwriters exercised their option to purchase an additional 6,330,222 shares of Class A common stock from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 56,330,222 shares of Class A common stock in connection with its Initial Public
Offering. Accordin
gly, between the close date of
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

Note 4 — Related Party Transactions
Advances from Related Party
On February 8, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to which the Company could borrow up to $300,000 in the aggregate. The note was non-interest
bearing and payable on the earlier to occur of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the promissory note as of

June 30, 2021 was $5,300.
Founder Shares
On January 29, 2021, the Sponsor acquired 10,000,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,000,000 Class B Founder Shares (also known as “Class B common stock”) and 5,000,000 Class K Founder Shares (also known as “Class K common stock”). Prior to the initial investment in the company of $25,000 by the
S
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

The Company accounts for the Class K Founder Shares as equity linked instruments. Certain adjustments to the settlement amount of the Class K Founder Shares are based on a variable that is not an input to the fair v
a
lue of a
“fixed-for-fixed”
option as defined under ASC Topic
815-40.
The Class K Founder Shares are recorded as liabilities as these shares are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. A
s of
 June 30, 2021 date, the Company had no borrowings under the Working Capital Loans.
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
Forward Purchase Agreement
The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 1,000,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that would close simultaneously with the closing of the initial business combination. The proceeds from the sale of these forward-purchase shares, together with the amounts available to the Company from the Trust

A
ccount (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust

A
ccount and other financing are sufficient for such cash requirements, the Khosla Entities may purchase less than 1,000,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480 and ASC Topic 815 to determine whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.

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
Note 6 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 1,426,605 shares of Class A common stock issued and outstanding, excluding 56,330,222 shares of Class A com
mon stock subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 30,000,000 Class B common stock with a par value of $0.0001 per share. At June 30, 2021, 5,000,000 Class B common stock were issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 including the fair value hierarchy of the valuation input that the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$563,310,786

Liabilities:
Derivative liability – Class K Founder Shares	3	$21,200,000

Class K Founder Shares Liability
Class K Founder Shares is accounted for as a derivative liability on the accompanying June 30, 2021 balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair va
l
ue presented within change in fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Class K Founder Shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The key inputs into the Monte-Carlo simulation model for Class K Founder Shares were as follows:

Input	January 29, 2021 (Inception)	June 30, 2021
Risk-free interest rate	1.19%	1.51%
Term to business combination	1.4 years	1.0 years
Expected volatility	21.50%	15.00%
Stock price	$10.00	$9.87
Dividend yield	0.00%	0.00%
The following table presents a summary of the changes in the fair value of the Class K Founder Shares liability, a Level 3 liability, measured on a recurring basis, as of June 30, 2021:

Class K Founder Shares Derivative Liability
Fair value, January 29, 2021 (inception)	$47,900,000
Change in fair value of Class K Founder Shares liability	(30,750,000)

Fair value, March 31, 2021 (unaudited)	$17,150,000
Change in fair value of Class K Founder Shares liability	4,050,000

Fair value, June 30, 2021 (unaudited)	$21,200,000

There were no transfers to and from Levels 1, 2, and 3 from the period beginning January 29, 2021 through June 30, 2021.
Note 8 — Subsequent Events
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $557,632 in its operating bank account, $563,310,786 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,245,496.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loan, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of June 30, 2021, the Company has no borrowings under the Working Capital Loans.

Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from January 29, 2021 (inception) through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 29, 2021 (inception) through June 30, 2021, we had a loss from operations of $441,008, which consisted of $25,000 in formation costs, $316,008 in general and administrative expenses, and $100,000 in franchise tax expenses offset by $8,560 interest income on funds held in the Trust Account, $47,887,500 in financing expenses on Class K Founder Shares liability, and $26,700,000 in change in fair value of Class K Founder Shares liability.
For the three months ended June 30, 2021, we had a loss from operations of $345,206, which consisted of $295,206 in general and administrative expenses, and $50,000 in franchise tax expenses offset by $8,560 interest income on funds held in the Trust Account, and $4,050,000 in change in fair value of Class K Founder Shares liability.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
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

Class
 K Founder Shares
Class K Founder Shares was accounted for as a derivative liability on the accompanying June 30, 2021, balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The inputs used as of June 30, 2021 were as follow: risk free rate of 1.51%; term in years to business combination 1.0 years; expected volatility 15.0%; dividend yield of 0.00% and the stock price was $9.87.
Recent accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, other than our exposure to interest rate risk from the investments in US Treasuries, we were not subject to any other market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. Treasuries. Due to the
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION

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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

No.	Description of Exhibit

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO. III

Date: October 7, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer