Form 10-Q
period 2021-09-30
Khosla Ventures Acquisition Co. III
filed 2021-11-05
CIK 1846068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 5, 2021,
57,756,827 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO. III
Quarterly Report on Form
10-Q

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
KHOSLA VENTURES ACQUISITION CO. Ill
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2021
(Unaudited)

ASSETS
Cash and cash equivalents	$486,094
Prepaid expenses	843,642

Total current assets	1,329,736
Marketable securities held in Trust Account	563,319,440
Other assets	402,172

Total assets	$565,051,348

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$58,254
Franchise tax payable	150,000
Accrued expenses	60,144
Advances from related party	5,300

Total current liabilities	273,698
Deferred underwriting fees payable	19,715,578
Class K Founder Shares derivative liabilities	11,300,000

Total liabilities	31,289,276

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 56,330,222 shares at $10.00 redemption value	563,319,440
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,426,605 issued and outstanding (excluding 56,330,222 shares subject to possible redemption)	143
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(29,558,011)

Total stockholders’ deficit	(29,557,368)

Total Liabilities, Common Stock subject to Possible Redemption, and Stockholders’ Deficit	$565,051,348

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Inception-to- date September 30, ,2021
Formation costs	$—	$25,000
General and administrative expenses	352,100	668,108
Franchise tax expense	50,000	150,000

Loss from operations	(402,100)	(843,108)
Financing expenses on derivative classified instrument	—	(47,887,500)
Gain on marketable securities (net), dividends and interest, held in Trust Account	8,654	17,214
Change in fair value of derivative liabilities	9,900,000	36,600,000

Income (Loss) before income tax expense	9,506,554	(12,113,394)
Net Income (Loss)	$9,506,554	$(12,113,394)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	56,330,222	43,351,392

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.15	$(0.24)

Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	1,426,605	1,098,457

Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$0.15	$(0.29)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.15	$(0.29)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. Ill
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $31,705,310 issuance costs	56,330,222	531,596,916	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	1,426,605	143	—	—	14,265,907	—	14,266,050
Accretion of Class A Common Stock to redemption value	—	31,705,310	—	—	—	—	(14,277,907)	(17,427,403)	(31,705,310)
Net loss	—	—	—	—	—	—	—	(17,233,302)	(17,233,302)

Balance as of March 31, 2021	56,330,222	$563,302,226	1,426,605	$143	5,000,000	$500	$—	$(34,660,705)	$(34,660,062)
Net loss	—	—	—	—	—	—	—	(4,386,646)	(4,386,646)

Balance as of June 30, 2021	56,330,222	$563,302,226	1,426,605	$143	5,000,000	$500	$—	$(39,047,351)	$(39,046,708)
Accretion of Class A Common Stock to redemption value	—	17,214	—	—	—	—	—	(17,214)	(17,214)
Net income	—	—	—	—	—	—	—	9,506,554	9,506,554

Balance as of September 30, 2021	56,330,222	$563,319,440	1,426,605	$143	5,000,000	$500	$—	$(29,558,011)	$(29,557,368)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. Ill
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 31, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(12,113,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing expenses on derivative classified instrument	47,887,500
Gain on marketable securities (net), dividends and interest held in Trust Account	(17,214)
Change in fair value of derivative liabilities	(36,600,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,245,814)
Accounts payable and accrued expenses	268,398

Net cash used in operating activities	(1,820,524)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(563,302,226)

Net cash used in investing activities	(563,302,226)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B and Class K common stock to Sponsor	25,000
Advances from related party	5,300
Proceeds from sale of Public Shares, net of transaction costs paid	551,312,494
Proceeds from sale of Private Placement Shares	14,266,050

Net cash provided by financing activities	565,608,844

Net increase in cash	486,094
Cash - beginning of period	—

Cash - end of period	$486,094

Supplemental disclosure of noncash investing and financing activities:

Accretion of Class A Common Stock to redemption value	$31,722,524

Deferred underwriting fees payable	$19,715,578

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III NOTES
TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through September 30, 2021 relates to the Company’s formation and Initial Public Offering (the “Initial Public Offering” or “IPO”) described below. The Company has selected December 31 as its fiscal year end.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Public Share sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement shares and the sale of forward purchase shares, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $486,094 in its operating bank account, $563,319,440 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,056,038. As of September 30, 2021, $17,214 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account.
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loan, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of September 30, 2021, the Company has no borrowings under the Working Capital Loans.
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
The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $486,094 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2021.
Marketable Securities Held in Trust Account
The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480.
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of September 30, 2021, 56,330,222 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the Initial Public Offering, March 26, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. From the period beginning January 29, 2021 (inception) through September 30, 2021, the Company recorded an accretion of $31,722,524, of which $14,277,907 was recorded in additional paid-in
capital and $17,444,617 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Derivative Financial Instruments
For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.
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
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $31,705,310 for the period from January 29, 2021 (inception) through September 30, 2021.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the deferred tax asset is de minimis.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Share of Common Stock
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.

Class K Founder Shares will convert into Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of the initial Business Combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K Founder Shares in the calculation of diluted income (loss) per share since the conversion of Class K Founder Shares into Class A common stock is contingent upon the occurrence of future events.
Class B Founder Shares and Private Placement Shares are included in the calculation of non-redeemable
earnings (loss) per share.
The Company’s statements of operations includes a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company has treated the accretion in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income/(loss) per common stock. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
A reconciliation of net income (loss) per common stock is as follows:

	For the three months ended September 30, 2021 (Unaudited)	Inception to date September 30, 2021 (Unaudited)
Net Income (Loss)	$9,506,554	$(12,113,394)
Accretion of temporary equity to redemption value	(17,214)	(2,270,429)

Net income (loss) including accretion of temporary equity to redemption value	$9,489,340	$(14,383,823)

	For the three months ended September 30, 2021 (Unaudited)			Inception to date September 30, 2021 (Unaudited)
	Class A-t	Class A-p	Class B	Class A-t	Class A-p	Class B

Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity	$8,517,585	$215,715	$756,040	$(12,609,922)	$(319,516)	$(1,454,385)
Accretion of temporary equity to redemption value	17,214	—	—	2,270,429	—	—

Allocation of net income (loss)	$8,534,799	$215,715	$756,040	$(10,339,493)	$(319,516)	$(1,454,385)

Denominator
Weighted average shares outstanding, basic and diluted	56,330,222	1,426,605	5,000,000	43,351,392	1,098,457	5,000,000
Basic and diluted net income (loss) per share	$0.15	$0.15	$0.15	$(0.24)	$(0.29)	$(0.29)
The June 30, 2021 Form 10-Q statement of operations and Note 2, Summary of Significant Accounting Policies, Net Loss per Share Common Stock, included an immaterial misstatement related to the numerator in the earnings (loss) per share calculation for the three months ended June 30, 2021 and for the period from January 29, 2021 (inception) through June 30, 2021 for all three classes of common stock. The numerator incorrectly included accretion of temporary equity to redemption value of $5,069,727 instead of $0 for the three months ended June 30, 2021 and $7,322,935 instead of $2,253,215 for the period from January 29, 2021 (inception) through June 30, 2021.
Basic and diluted net loss per share for the Class A common stock subject to possible redemption for the three months ended June 30, 2021 should have been ($0.07) per share compared to ($0.06) per share disclosed; basic and diluted net loss per share for the Class A non-redeemable common stock should have been ($0.07) per share compared to ($0.15) per share disclosed; and basic and diluted net loss per share for the Class B common stock should have been ($0.07) per share compared to ($0.15) per share disclosed.
Basic and diluted net loss per share for the Class A common stock subject to possible redemption for the period from January 29, 2021 (inception) through June 30, 2021 should have been ($0.51) per share compared to ($0.49) per share disclosed; basic and diluted net loss per share for the Class A non-redeemable common stock should have been ($0.57) per share compared to ($0.69) per share disclosed; and basic and diluted net loss per share for the Class B common stock should have been ($0.57) per share compared to ($0.69) per share disclosed.
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

Note 4 — Related Party Transactions
Advances from Related Party
On February 8, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to which the Company could borrow up to $300,000 in the aggregate. The note was non-interest
bearing and payable on the earlier to occur of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the promissory note as of September 30, 2021 was $5,300.
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
Class B Founder Shares
The Class B Founder Shares will automatically convert into Class A common stock on the first business day following the completion of our initial Business Combination, at a ratio such that the number of Class A common stock issuable upon conversion of all Class B Founder Shares will equal, in the aggregate on an as-converted
basis, 15% of the sum of (i) the total number of all Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of Class A common stock issued or deemed issued or issuable upon conversion of the Class B Founder Shares plus (iii) the total number of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any Class A common stock or equity-linked securities exercisable for or convertible into Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination, and (y) any Private Placement Shares issued to our sponsor, its affiliates or any member of our management team upon conversion of working capital loans. Prior to our initial business combination, only holders of our Class B common stock will be entitled to vote on the appointment of directors.
Class K Founder Shares
The Class K Founder Shares will convert into shares of Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including three equal triggering events based on our stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of our initial Business Combination and also upon specified strategic transactions, in each case, as described in this prospectus. The Class K Founder Shares will be convertible into shares of Class A common stock at a ratio such that the number of shares of Class A common stock issuable upon conversion of all founder shares (including both Class B Founder Shares and Class K Founder Shares) will equal, in the aggregate on an as-converted
basis, 30% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B founder shares and Class K Founder Shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and (y) any Private Placement Shares. Prior to our initial Business Combination, only holders of shares of our Class B Founder Shares were entitled to vote on the appointment of directors.

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
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 date, the Company had no borrowings under the Working Capital Loans.
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
Forward Purchase Agreement
The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 1,000,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that would close simultaneously with the closing of the initial Business Combination. The proceeds from the sale of these forward- purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Khosla Entities may purchase less than 1,000,000 forward-purchase shares. The forward- purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480 and ASC Topic 815 to determine whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.

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
Note 6 — Stockholders’ Deficit
Preferred Stock — The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 1,426,605 shares of Class A common stock issued and outstanding, excluding 56,330,222 shares of Class A common stock subject to possible redemption.
Class B Common Stock — The Company is authorized to issue 30,000,000 Class B common stock with a par value of $0.0001 per share. At September 30, 2021, 5,000,000 Class B common stock were issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 including the fair value hierarchy of the valuation input that the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$563,319,440
Liabilities:
Derivative liability - Class K Founder Shares	3	$11,300,000

Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a derivative liability on the accompanying September 30, 2021 balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The key inputs into the Monte-Carlo simulation model for Class K Founder Shares derivative liabilities were as follows:

Input	January 29, 2021 (Inception)	September 30, 2021
Risk-free interest rate	1.19%	1.56%
Term to business combination	1.4 years	0.8 years
Expected volatility	21.50%	12.50%
Stock price	$10.00	$9.80
Dividend yield	0.00%	0.00%
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, as of September 30, 2021:

Class K Founder Shares Derivative Liabilities (Unaudited)
Initial measurement on January 29, 2021	$47,900,000
Change in fair value of Class K Founder Shares Derivative Liabilities	(30,750,000)

Fair Value, March 31, 2021	$17,150,000
Change in fair value of Class K Founder Shares Derivative Liabilities	4,050,000

Fair Value, June 30, 2021	$21,200,000
Change in fair value of Class K Founder Shares Derivative Liabilities	(9,900,000)

Fair Value, September 30, 2021	$11,300,000

There were no transfers to and from Levels 1, 2, and 3 from the period beginning January 29, 2021 (inception) through September 30, 2021.
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
Overview
We are a blank check company formed under the laws of the State of Delaware on January 29, 2021 for the purpose of effecting a merger capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, and forward purchase shares, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
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
Following the closing of the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement, $563,302,226 ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $486,094 in its operating bank account, $563,319,440 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $
1,056,038
.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loan, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of September 30, 2021, the Company has no borrowings under the Working Capital Loans.

Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from January 29, 2021 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 29, 2021 (inception) through September 30, 2021, we had a loss from operations of $843,108, which consisted of $25,000 in formation costs, $668,108 in general and administrative expenses, and $150,000 in franchise tax expenses. We also incurred $47,887,500 in financing expenses on derivative classified instruments, offset by $17,214 in interest income on funds held in the Trust Account and a $36,600,000 in change in fair value of Class K Founder Shares derivative liability, resulting in a net loss of $12,113,394 for the period from January 29, 2021 (inception) through September 30, 2021.
For the three months ended September 30, 2021, we had a loss from operations of $402,100, which consisted of $352,100 in general and administrative expenses, and $50,000 in franchise tax expenses offset by $8,654 in interest income on funds held in the Trust Account and a $9,900,000 in change in fair value of Class K Founder Shares derivative liability, resulting in net income of $9,506,554 for the three months ended September 30, 2021.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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

Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a derivative liability on the accompanying September 30, 2021, balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The inputs used as of September 30, 2021 were as follow: risk free rate of 1.56%; term in years to business combination 0.8 years; expected volatility 12.5%; divided yield of 0.00% and the stock price was $9.80.
Recent accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, other than our exposure to interest rate risk from the investments in US Treasuries, we were not subject to any other market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. Treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

KHOSLA VENTURES ACQUISITION CO. III

Date: November 5, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer