Form 10-K
period 2021-12-31
Khosla Ventures Acquisition Co. III
filed 2022-03-31
CIK 1846068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO
Commission File
Number: 001-40247

KHOSLA VENTURES ACQUISITION CO. III
(Exact name of Registrant as specified in its Charter)

Delaware	85-1777015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2128 Sand Hill Road Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
376-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	KVSC	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the Registrant is a
well-known
seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the
Sarbanes-Oxley
Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☒    NO    ☐
The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates
of the registrant as of June 30, 2021, based on $9.87 per share, the last reported sale price on the Nasdaq Capital Market on that date, was $555,979,291. There is not a public market for the registrant’s Class B common stock, par value $0.0001 per share, and Class K common stock, par value $0.0001 per share, and therefore the aggregate market value of such shares cannot be calculated.
As of March
28
, 2022, 56,330,222 shares of Class A common stock, 5,000,000 shares of Class B common stock and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

i

FORWARD-LOOKING
STATEMENTS
This Annual Report on Form
10-K
contains
forward-looking
statements. We intend such
forward-looking
statements to be covered by the safe harbor provisions for
forward-looking
statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form
10-K
may be
forward-looking
statements.
Forward-looking
statements contained in this Annual Report on Form
10-K
include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking
statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking
statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking
statements in this Annual Report on Form
10-K
may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our future financial performance.
The
forward-looking
statements contained in this Annual Report on Form
10-K
are based on information available to us as of the date of this Annual Report on Form
10-K
and on our current expectations and beliefs concerning future developments and their potential effects on us. While we believe such information forms a reasonable basis for such statements, there can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking
statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking
statements. These risks and uncertainties include, but are not limited to, those factors in Part I, Item 1A, “Risk Factors” in this Annual Report on Form
10-K.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking
statements. Investors are cautioned not to unduly rely upon these statements. These forward-looking
statements speak only as of the date of this Annual Report on Form
10-K.
We undertake no obligation to update or revise any
forward-looking
statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. We qualify all of our forward-looking
statements by these cautionary statements.
As used in this Annual Report on Form
10-K,
unless otherwise stated herein or the context otherwise requires, references to:

•	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company;

•	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

•
“Class B founder shares” are to shares of our Class B common stock, par value $0.0001 per share, initially issued to our sponsor in a private placement prior to our IPO and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock are not “public shares”);

•
“Class K founder shares” are to shares of our Class K common stock, par value $0.0001 per share, sold to our sponsor in a private placement prior to the closing of our IPO and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class K common stock only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $30.00 per share and additional stock trading thresholds up to $50.00 per share (for the avoidance of doubt, such shares of Class A common stock are not “public shares”);

•
“combination period” are to the period until March 26, 2023 (24 months from the closing of our IPO), or until June 26, 2023 (27 months from the closing of our IPO) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 26, 2023;

•	“common stock” are to our Class A common stock, our Class B common stock and our Class K common stock, collectively;

•	“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;

•
“equity-linked securities” are to any debt or equity securities that are convertible into, or exercisable or exchangeable for, shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

•	“founders” are to Vinod Khosla, Samir Kaul and David Weiden;

•	“founder shares” are to our Class B founder shares and Class K founder shares, collectively;

•	“forward-purchase shares” are to shares of our Class A common stock to be issued to the Khosla Entities pursuant to the forward-purchase agreement;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our IPO;

•	“IPO” is to our initial public offering of our Class A common stock which closed on March 26, 2021;

•	“Khosla” are to Khosla Ventures, a leading venture capital firm that invests in high technology companies;

•	“Khosla Entities” are to our sponsor and any successor or assigns of our sponsor, if any, under the forward-purchase agreement;

•	“management” or our “management team” are to our executive officers and directors;

•
“private placement shares” are the shares issued to our sponsor in a private placement simultaneously with the closing of our IPO (for the avoidance of doubt, such private placement shares are not “public shares”);

•	“public shares” are to shares of our Class A common stock sold in connection with our IPO;

•
“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•
“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers that we may determine to make in connection with financing our initial business combination;

•	“sponsor” are to Khosla Ventures SPAC Sponsor III LLC, a Delaware limited liability company, in which certain of our officers and directors are beneficial owners;

•
“trust account” are to the trust account in the United States, with Continental Stock Transfer & Trust Company, LLC acting as trustee, into which we deposited certain proceeds from our IPO and the sale of the private placement shares; and

•	“we,” “us,” “our,” “company” or “our company” refer to Khosla Ventures Acquisition Co. III, a Delaware corporation.

PART I
Item 1. Business.
General
We are a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form
10-K
as our initial business combination. We have not commenced any operations selected any potential business combination target.
The address of our principal executive offices is 2128 Sand Hill Road, Menlo Park, CA 94025 and our telephone number is (650)
376-8500.
We maintain a corporate website at https://khoslaventuresacquisitionco.com/kvsc. The information contained on or accessible through the website that we may maintain is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form
10-K.
You should not rely on any such information in making your decision whether to invest in our securities.
Our Sponsor and Company
Our sponsor is Khosla Ventures SPAC Sponsor III LLC. Our sponsor is affiliated with Khosla Ventures, LLC. Khosla Ventures manages a series of venture capital funds (such venture capital funds, along with Khosla Ventures, LLC, the “firm” or “Khosla Ventures”) that make early stage venture capital investments and provides strategic advice to entrepreneurs building companies with lasting significance. The firm was founded in 2004 by Vinod Khosla, co-founder
of Sun Microsystems. With over $14.5 billion dollars of assets under management, the firm focuses on a broad range of sectors including consumer, enterprise, financial services, health, artificial intelligence, agriculture/food, sustainable energy, space, 3D printing, VR/AR and robotics. The founding team of Vinod Khosla, Samir Kaul and David Weiden have been working together for over 15 years and recently raised a new family of funds at the end of 2020.
The mission of Khosla Ventures is to be “bold, early and impactful”. The Khosla Ventures team considers themselves to be technology optimists that believe with time and focus, what can be imagined technologically reasonably can be invented. Khosla Ventures believes that we are only at the beginning of a new era of technology enabled inventions that will shape the human world and disrupt the way we live and work, with innovation in the areas of food, digitization, robotics, artificial intelligence, as a few examples, having the potential to achieve food abundance, reshape cities, knit humanity, and enhance human capability exponentially. Khosla Ventures seeks to partner with exceptional entrepreneurs leveraging technology to reinvent these big societal needs, and they have created a significant amount of value for their investors over 15+ years by doing so.
We intend to pursue opportunities with private, high-quality growth companies addressing large market opportunities with highly differentiated, proprietary technology. We will use our management team’s decades of combined experience in sourcing transactions, understanding and conducting due diligence on new breakthrough technologies and developing management teams in order to seek to identify and negotiate a combination with an exceptional business. Our management team has deep expertise across the following industries: food/agriculture, artificial intelligence, consumer, enterprise software, financial services, health, materials, robotics, space, energy storage, and transportation. Our expectation is that our ultimate target will be a category defining company that is leveraging disruptive technology in large and established markets led by exceptional management teams.
We believe that now is a particularly attractive time to pursue a business combination. Khosla Ventures has always focused on highly disruptive technology companies that are committed to changing large markets through technology. We believe the traditional IPO and direct listing processes are not designed for these types of companies to execute on their ambitious strategies. Similarly, to the companies Khosla Ventures has invested in previously and the business combination opportunities that we intend to pursue, we believe using a SPAC structure is a disruptive alternative to, and creates more efficiencies than, the traditional IPO approach. We also believe that because the industries in which we have particular expertise, and in which we will seek to identify a potential business combination target, are often overlooked by traditional venture capital, public equity and private equity investors, many high quality companies in these industries are not well suited to a traditional IPO, direct listing or private equity buyout transaction. Therefore, we believe our focus on these particular industries will provide unique access to the highest quality companies and management teams and a substantial number of proprietary business combination opportunities.
Our Founder Share Structure
We have structured our founder shares to provide better aligned incentives than a typical blank check company. The Class K founder shares will only provide our sponsor, officers and directors with significant value if our Class A common stock, following our initial business combination, experiences significant price appreciation, which we believe aligns our interests with the interests of both our public stockholders and continuing stockholders of any targets we may seek to acquire. Importantly, unlike most SPACs, our sponsor will receive a financial benefit that is directly coupled to the value that is created for the investors.
The number of founder shares issued was determined based on the expectation that the founder shares (excluding any private placement shares and forward-purchase shares) would represent 15% of our outstanding shares of common stock immediately following the completion of our IPO (excluding shares of Class K common stock and private placement shares), with the potential for the founder shares (excluding any private placement shares and forward-purchase shares) to represent in the aggregate up to 30% of the outstanding shares upon completion of our IPO and at the time of our initial business combination (excluding shares issued to any sellers in such business combination and any private placement shares) based on certain triggering events. The Class K founder shares are non-voting
and will convert into shares of Class A common stock after our initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination including three equal triggering events based on our stock trading at $30.00, $40.00 and $50.00 per share following the first anniversary of the closing of our initial business combination and also upon specified strategic transactions. We believe this better aligns the incentives of our sponsor with that of our investors.
Initial Public Offering
On March 26, 2021, we consummated our IPO of 50,000,000 shares of Class A common stock, excluding additional public shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional public shares to cover over-allotments. On March 26, 2021, concurrently with our IPO, the underwriters exercised in part their over-allotment option to purchase an additional 6,330,222 shares. The shares were sold at an offering price of $10.00 per share, generating net proceeds of $563,302,226.
Simultaneously with the closing of our IPO, we completed the private placement sale of 1,300,000 shares of Class A common stock at a purchase price of $10.00 per share to our sponsor, generating aggregate proceeds of $13,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 126,605 private placement shares at $10.00 per share, generating additional proceeds of $1,266,050. Total gross proceeds from the sale of the private placement shares was $14,266,050. The private placement shares are identical to our public shares, except that our sponsor has agreed not to transfer, assign or sell any of the private placement shares (except to certain permitted transferees) until 30 days after the completion of our initial business combination.
Following the closing of our IPO and the partial exercise of the underwriters’ over-allotment option, an amount of $563,302,226 ($10.00 per public share) of the proceeds from our IPO, including $19,715,578 of the underwriters’ deferred discount, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO, including proceeds from the sale of private placement shares and forward-purchase shares, which are held in the trust account will not be released until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the period to consummate our initial business combination or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity, and (c) the redemption of all of our public shares if we are unable to complete our initial business combination within the period to consummate our initial business combination, subject to applicable law.
Human Capital
As of December 31, 2021, we did not have any full-time employees, nor do we intend to have any full-time employees prior to the completion of our initial business combination.
Business Strategy
Our business strategy is to identify and complete a business combination that can create value for our shareholders over time. We believe our management team’s years of experience and our deep network of relationships should allow us to identify a wide range of attractive opportunities for the company. Our networks include, among others, entrepreneurs, universities, research institutions, Nobel Prize winners, public and private company management teams (from early stage venture to the Fortune 500), venture capital and private equity investors, investment bankers, attorneys, and management consultants.
Our acquisition philosophy is rooted in several core tenets, consistent with those that have been utilized by Khosla Ventures as they evaluate investment opportunities:

•
Large and Growing Addressable Market
:
Our management team will prioritize investing in large and growing industries that are poised for disruption by new technologies. We look for both large problems amenable to technology solutions as well as businesses able to scale to meet the market.

•
Proprietary Technology Advantage
: We seek businesses protected by proprietary technology advantages, especially scientific breakthroughs and intellectual property. We believe that significant technology innovation creates a protected moat which provides for years of durable, compounding growth and expanding margins.

•
Scaling Business with Compelling Growth Opportunity:
While we are primarily focused on the topline growth potential, we will seek to acquire a company which has achieved sufficient technology and business maturity while still maintaining significant runway to capture share in a large addressable market. We look for favorable secular trends and attractive unit economics which can be further enhanced as the business grows.

•	World Class Management Teams: We seek to partner with creative and ambitious management teams that have a track record of success to help them execute their vision.
This philosophy is combined with our management team’s historic approach to investing:

•	Be Bold Early and Impactful: We look for companies and founders pursuing significant technology innovation that have potential to have a significant positive impact on the world.

•	Short Innovation Cycles: We look for rapid innovation cycles so proof points and results are available quickly. Large, capital-intensive products heighten the technology risk.

•
Long Investment Horizon:
When evaluating a business opportunity, we will seek to carefully analyze the extent to which a company’s “moat” will continue to deepen as it scales and what future product and financial implications that may have in the fullness of time. We seek businesses with long and clear runways for compound growth.

•	Opportunity to be Additive: We are active partners in the company-building business. We are seeking an acquisition where our involvement will unlock outsized returns.
Following the initial business combination, we expect to help the post-business combination entity continue its growth trajectory for many years to come. We expect to collaborate with management on a number of initiatives, including, but not limited to, navigating the public markets, mergers and acquisitions, capital allocation decisions, talent acquisition, and broadening their network of potential partners and customers. We believe our team’s track record of success and support of management teams will make us a partner of choice for a high-quality business.

Acquisition Criteria
Consistent with our investment philosophy and strategy, we intend to identify high-quality businesses run by exceptional teams pursuing large market opportunities that are amenable to disruption by technology. We expect to be guided by the criteria outlined above in evaluating opportunities, but we may decide to complete our initial business combination with a target business that does not meet some or all of these criteria.
The criteria set forth above are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management and our investment team may deem relevant.
Our Acquisition Process
In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, technology diligence, multiple meetings with management, consultations with relevant industry and academic experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company. We expect to place significant emphasis on diligencing a business combination target’s technology and intellectual property as part of our acquisition evaluation process, consistent with the investment approach of Khosla Ventures and our management team. This due diligence may include the engagement of multiple technical experts across both industry and academia to review the technology, participation in joint due diligence meetings with these technical experts and management, as well as detailed intellectual property due diligence, to determine the nature and quality of a company’s technology innovation.
We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, in the event that we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering, and approving the transaction.
Members of our management teams, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our and Khosla Ventures’ management teams, may have a conflict of interest with respect to evaluating a particular business combination, including if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.
Each of our directors and officers presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Our founders, sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. In particular, affiliates of our sponsor are currently sponsoring another blank check company, KV Acquisition I. KV Acquisition I may seek to complete a business combination in any location and is not focusing on any particular industry for business combinations. Further, Mr. Khosla, our Founder; Mr. Kaul, our, President, Chief Executive Officer and director; and Mr. Buckland, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, serve in the same capacities for KV Acquisition I. Any such companies, including KV Acquisition I, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts with KV Acquisition I would materially affect our ability to complete our initial business combination because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue. In addition, our founders, sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See Part I, Item IA. “Risk Factors—Risks Related to Conflicts of Interest of Our Officers, Directors and Others.”
Initial Business Combination
In accordance with Nasdaq listing rules, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts and commissions held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or appraisal firm with respect to satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board of directors is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the target company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of fair market value test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.
We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates
equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our Class A common stock held by non-affiliates
did not equal or exceed $250.0 million as of the prior June 30, or (2) our annual revenues did not exceed $100.0 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates
did not equal or exceed $700.0 million as of the prior June 30.
Sources of Target Businesses
Our process of identifying acquisition targets will leverage our sponsor and our management team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our sponsor, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.
We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.
We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, in the event that we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering, and approving the transaction.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law.
Evaluation of a Target Business and Structuring of our Initial Business Combination
Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of fair market value test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the initial business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Permitted Purchases of Our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of our Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to certain limitations. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, directors and each member of our management have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares they acquired during or after our IPO in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the combination period.
Limitations on Redemptions
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A common stock submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our shares of outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holder present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the terms of a letter agreement entered into with us, our sponsor and members of our management team have agreed to vote their founder shares and any public shares purchased during or after our IPO, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 24,951,809, or 44.3% (assuming all issued and outstanding shares are voted), or 8,027,446, or 14.3% (assuming only the minimum number of shares representing a quorum are voted), of the 56,330,222 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our sponsor, directors and each member of our management, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the combination period.
If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of our Class A common stock submitted for redemption will be returned to the holders thereof.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the initial business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initial vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the initial business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the initial business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 26, 2023 (24 months from the closing of our IPO), or June 26, 2023 (27 months from the closing of our IPO), if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 26, 2023.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we have only the combination period to complete an initial business combination. If we have not completed an initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our sponsor, directors and each member of our management have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete an initial business combination within the combination period. However, if our sponsor, directors or members of our management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business combination within the combination period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the combination period, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any officer, director or director nominee, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $239,105 of proceeds held outside the trust account, as of December 31, 2021 plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the net proceeds of our IPO and the sale of the private placement shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, if any, and our sponsor asserts that they are unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to $239,105 from the proceeds of our IPO and the sale of the private placement shares with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy or
winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination within the combination period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the combination period or (B) with respect to any other provisions relating to the rights of holders of our Class A common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within the combination period, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Periodic Reporting and Financial Information
We have registered our Class A common stock under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
In connection with our IPO, we filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. You should consider carefully all of the risks and uncertainties described below, together with the other information contained in this Annual Report on Form
10-K,
before making a decision to invest in our public shares. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Forward-Looking Statements.”
Risk Factor Summary
An investment in our Class A common stock involves a high degree of risk. Among these important risks are the following:

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•
We may not be able to complete our initial business combination within the combination period, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•	Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

•
We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

•
We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

•	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

•	Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
pandemic, the ongoing military conflict between Russia and Ukraine and other events, and the status of debt and equity markets.

•	We have identified a material weakness in our internal control over financial reporting.

•
We may have a limited ability to assess the management of a prospective target business and, as a result, may consummate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•	There may be tax consequences to our initial business combination that may adversely affect us.

•
Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
As a result of the issuance of Class B and Class K shares of our common stock to our sponsor at a nominal price, you will experience immediate and substantial dilution from the purchase of Class A shares of our common stock.

•
If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor, or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

•
Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

•	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote before we complete our initial business combination if the initial business combination would not require stockholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek stockholder approval to complete such a transaction.

Except as required by law or stock exchange, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the initial business combination we complete.
If we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our initial stockholders collectively own as a result of their founder shares and the private placement shares (excluding shares of Class K common stock and any forward-purchase securities) shares representing 15% of our outstanding shares of Class A common stock, with the potential to own as a result of their founder shares and the private placement shares (excluding any forward-purchase shares) in the aggregate up to 30% of the outstanding shares based on certain triggering events. Our initial stockholders and members of our management team also have committed to purchase forward-purchase shares, and may from time to time purchase other Class A common stock prior to or in connection with our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Class B founder shares. If we submit our initial business combination to our public stockholders for a vote, pursuant to the terms of a letter agreement entered into with us, our sponsor and members of our management team have agreed to vote their founder shares and any shares purchased during or after our IPO, in favor of our initial business combination. As a result, in addition to our sponsor’s Class B founder shares and private placement shares, we would need 24,951,809, or 44.3% (assuming all issued and outstanding shares are voted), or 8,027,446, or 14.3% (assuming only the minimum number of shares representing a quorum are voted), of the 56,330,222 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public stockholders.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the per-share
value of shares held by
non-redeeming
stockholders will reflect our obligation to pay the deferred underwriting discounts and commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 26, 2023 (24 months from the closing of our IPO), or June 26, 2023 (27 months from the closing of our IPO) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 26, 2023.
The requirement that we complete an initial business combination within the combination period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination within the combination period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete an initial business combination within the combination period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within the combination period. We may not be able to find a suitable target business and complete an initial business combination within the combination period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed an initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors and their respective affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, where otherwise permissible under applicable laws, rules and regulations, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions.
Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the combination period or (B) with respect to any other provisions relating to the rights of our Class A common stock, and (iii) the redemption of our public shares if we have not completed an initial business within the combination period, subject to applicable law and as further described herein. Public stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination within the combination period, with respect to such Class A common stock so redeemed. In addition, if we do not complete an initial business combination within the combination period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the combination period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our IPO and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and will file a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our public shares will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders.
If the net proceeds of our IPO and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate through March 26, 2023 (24 months following our IPO), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for the 24 month period following our IPO, assuming that our initial business combination is not completed during that time. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed an initial business combination within the combination period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a certain letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we complete an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.
The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 180 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income. Negative interest rates could reduce the amount of funds in the trust account available for distribution to our public stockholders such that the per share redemption amount received by public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
Our initial business combination or related reincorporation may result in taxes imposed on stockholders.
We may, in connection with our initial business combination and subject to requisite stockholder approval under Delaware, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. Such transactions may require a holder of our securities to recognize taxable income in the jurisdiction in which the holder of such securities is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to holders of our securities to pay such taxes. Holders of our securities may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
There may be tax consequences to our initial business combination that may adversely affect us.
While we expect to undertake any initial business combination so as to minimize taxes both to the acquired business and/or asset and us, such initial business combination might not meet the statutory requirements of a tax-free
reorganization, or the parties might not obtain the intended tax-free
treatment upon a transfer of shares or assets. A
non-qualifying
reorganization could result in the imposition of substantial taxes.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the combination period or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock; or (c) absent our completing an initial business combination within the combination period, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders.
Recently, a purported shareholder of certain special purpose acquisition companies initiated derivative lawsuits asserting that such special purpose acquisition companies are investment companies under Investment Company Act, because proceeds from their initial public offerings are invested in short-term United States government securities and qualifying money market funds. Under the provision of the Investment Company Act relied upon in the lawsuits, an investment company is defined as a company that is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities.

Consistent with longstanding interpretations of the Investment Company Act, and its plain statutory text, any company that temporarily holds short-term United States government securities and qualifying money market funds, while engaging in its primary business of seeking a business combination with one or more operating companies, is not an investment company under the Investment Company Act. The Company believes that a special purpose acquisition company is not an investment company under the Investment Company Act if it (i) engages in its stated business purpose of identifying and attempting to complete, or completing, a business combination with one or more operating companies within a specified period of time and (ii) holds short-term United States government securities and qualifying money market funds in its trust account pending completion of its initial business combination. However, there can be no assurance that an adverse result in one or more such proceedings would not have a potentially material adverse effect on the Company or its business purpose.
The coronavirus
(COVID-19)
pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.
The outbreak of the coronavirus has resulted in a widespread health crisis that is adversely affecting the economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extended period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination. Although the long-term economic fallout of
COVID-19
is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy.
In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.
The
COVID-19
pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and any cross-border transactions, and may make it more difficult to assess the future performance of any target business.
We are in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. The conflict in Ukraine or any other geopolitical tensions could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported and hostilities have escalated significantly since that time. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led and could continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets as well as supply chain interruptions for many businesses.
Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called
Donetsk People’s Republic, and the
so-called
Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the SWIFT payment system. Additional potential sanctions have also been threatened and/or proposed. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, which could have a material adverse effect on our ability to raise adequate financing.

Any of the abovementioned factors could have a material adverse effect on our ability complete a business transaction and on the business of any potential target business with which we complete a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this “Risk Factors” section.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
If we have not completed an initial business combination within the combination period, our public stockholders may be forced to wait beyond such combination period before redemption from our trust account.
If we have not completed an initial business combination within the combination period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up,
liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the combination period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the completion of our initial business combination.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of the shares of our Class A common stock.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our initial stockholders and their permitted transferees can demand that we register the shares of our Class A common stock into which founder shares are convertible, the private placement shares, and forward-purchase shares. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or their permitted transferees are registered.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our public shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our public shares will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholder who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses and our strategy will be to identify, acquire and build a company in our target investment area, it is possible that a target business with which we enter into our initial business combination will not have attributes consistent with our general criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had $239,105 in cash and cash equivalents and a working capital of $828,407. Further, we expect to incur significant costs in pursuit of our acquisition plans, and any such pursuit may not be successful. Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, management is currently evaluating the impact of the
COVID-19
pandemic on the industry and its effect on our financial position, results its operations and/or search for a target company. These factors, among others, raise substantial doubt about our ability to continue as a going concern.
We may issue additional shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of our Class A common stock, par value $0.0001 per share, 30,000,000 shares of our Class B common stock, par value $0.0001 per share, 30,000,000 shares of our Class K common stock, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 142,243,173, 25,000,000 and 25,000,000 authorized but unissued shares of our Class A common stock, Class B common stock and Class K common stock, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the shares of the Class B common stock or Class K common stock. The Class B common stock and Class K common stock are automatically convertible into Class A common stock at the time of our initial business combination or thereafter as described herein and in our amended and restated certificate of incorporation. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of our Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock upon conversion of the Class B common stock or Class K common stock at a ratio greater than one-to-one
at the time of our initial business combination or thereafter as a result of the anti-dilution and conversion provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of our Class A common stock if share of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of our Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our public shares.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, its members and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Our sponsor and our directors and officers, Khosla Ventures or their respective affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
Prior to our IPO, our sponsor paid an aggregate of $25,000, or approximately $0.0025 per share, in exchange for the issuance of 5,000,000 shares of our Class B common stock, par value $0.0001 and 5,000,000 shares of our Class K common stock, par value $0.0001. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 15% of the outstanding shares after our IPO (excluding shares of Class K common stock and private placement shares). Prior to the completion of our IPO, our sponsor transferred 40,000 Class B founder shares to each of our independent director nominees at their original purchase price. The founder shares will be worthless if we do not complete an initial business combination. In addition, at the time of our IPO, our sponsor purchased an aggregate of 1,426,605 private placement shares, at $10.00 per share, for a purchase price of $14,266,050, which will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and completing an initial business combination.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as we approach March 26, 2023 (the
24-month
anniversary of the closing of our IPO), which is the deadline for entering into an agreement to complete an initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
Of the net proceeds from our IPO and the sale of the private placement shares, $563,302,226 is available to complete our initial business combination and pay related fees and expenses, after taking into account $19,715,578 of deferred underwriting discounts and commissions being held in the trust account and the estimated offering expenses.
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward-purchase shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward-purchase shares fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.
Our sponsor has agreed to purchase an aggregate of up to 1,000,000 forward-purchase shares for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. The funds from the sale of the forward-purchase shares may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward-purchase agreement do not depend on whether any public stockholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination.
If the sale of some or all of the forward-purchase shares does not close for any reason, including by reason of the failure by the forward-purchase investor to fund the purchase price for its forward-purchase shares, we may lack sufficient funds to consummate our initial business combination. The forward-purchase investor’s obligations to purchase the forward-purchase shares are subject to termination prior to the closing of the sale of the forward-purchase shares by mutual written consent of the company and the forward-purchase investor. The forward-purchase investor’s obligations to purchase its forward-purchase shares are subject to fulfillment of customary closing conditions. In the event of any such failure to fund by the forward-purchase investor, any obligation is so terminated or any such closing condition is not satisfied and not waived by the forward-purchase investor, we may lack sufficient funds to consummate our initial business combination.
We may only be able to complete one business combination with the proceeds of our IPO, the sale of the private placement shares and the forward-purchase shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our IPO and the sale of the private placement shares provided us with more than $563 million, and we expect the proceeds from the sale of the forward-purchase shares would provide us with an additional $10 million, that we may use to complete our initial business combination. We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the initial business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our initial business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock. In addition, our amended and restated certificate of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the combination period or with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by 90% of the company’s stockholders attending and voting at an annual meeting. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of our IPO into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders and their permitted transferees, if any, who collectively beneficially own, on an as converted basis, 15% of our Class A common stock (excluding shares of Class K common stock and private placement shares), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the combination period, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, directors and each member of our management team. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Certain agreements related to our IPO may be amended without stockholder approval.
Certain agreements, including the letter agreement among us and our sponsor, officers and directors, the registration rights agreement among us and our initial stockholders, and the forward-purchase agreement, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders.
Although we believe that the net proceeds of our IPO, the sale of the private placement shares and the sale of forward-purchase shares will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO, the sale of the private placement shares and the sale of forward-purchase shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders and not previously released to us to pay our taxes on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account.
Holders of our Class A common stock will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own, on an
as-converted
basis, 16.8% of our issued and outstanding Class A common stock (excluding shares of Class K common stock and private placement shares). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional public shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
We are required to comply with the Securities and Exchange Commission’s (“SEC”) rules implementing Sections 302 and 404 of The Sarbanes-Oxley Act (“SOXA”), which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.
Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. We are also required to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
In connection with the audit of our financial statements for the fiscal year ended December 31, 2021, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock and the Class K founder shares. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. Management also concluded that it incorrectly accounted for the Class K founder shares as permanent equity versus a derivative liability.
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
While we have begun implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time. If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our periodic reporting obligations.
For as long as we are an “emerging growth company” under The Jumpstart Our Business Startup Act (“JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” until December 31, 2026.
Once we no longer qualify as an “emerging growth company,” we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. An adverse report may be issued if our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Risks Related to the Post-Business Combination Company
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of our Class A common stock in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of our Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.
A slowdown in economic growth in the markets in which our target business operates may materially and adversely affect our business, financial condition, liquidity and results of operations, the value of our securities and the trading price of our shares following our business combination.
Following the business combination, our results of operations, liquidity and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors, such as political or regulatory action, including business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may materially and adversely affect our business, financial condition, liquidity and results of operations, the value of our securities and the trading price of our shares following the business combination.

Risks Related to Our Management Team
We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of Khosla are the investment managers. We do not have an employment agreement with, or key-man
insurance on the life of, any of our officers or directors. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by affiliates of Khosla. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we complete our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, its members, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law.
In addition, our sponsor and our directors and officers, or their respective affiliates are currently affiliated with other blank check companies and may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In particular, affiliates of our sponsor are currently sponsoring another blank check company, KV Acquisition I. KV Acquisition I may seek to complete a business combination in any location and is not focusing on any particular industry for business combinations. Further, Mr. Khosla, our Founder; Mr. Kaul, our, President, Chief Executive Officer and director; and Mr. Buckland, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, serve in the same capacities for KV Acquisition I. Any such companies, including KV Acquisition I, may present additional conflicts of interest in pursuing an acquisition target. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.
Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.
Our directors and officers and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. For example, certain investment funds managed by Khosla Ventures, Vinod Khosla and Samir Kaul, and certain investment funds and individuals affiliated with Khosla Ventures, are defendants in an ongoing civil suit initiated by the State of Mississippi in the state courts of Mississippi on January 13, 2015, related to a loan made by the Mississippi Development Authority to KiOR, Inc. (“KiOR”), a former portfolio company of Khosla Ventures, that filed a petition for Chapter 11 bankruptcy protection. The complaint alleges, among other things, common law fraud, civil conspiracy, aiding and abetting, good faith and fair dealing and negligence claims. Mr. Khosla, Mr. Kaul, Khosla Ventures and the Khosla Ventures funds believe that they have meritorious defenses to all of the claims alleged but nevertheless the lawsuit could be a distraction and costly to defend, and could result in negative publicity. This or any other such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
In particular, Khosla Ventures is a venture capital firm that invests in emerging science and technology ventures. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive investment for Khosla Ventures.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Risks Related to Our Securities
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our public shares are listed on Nasdaq. Although we currently meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum bid price of $1.00 per share, a minimum market value of our listed securities of $30 million and a minimum of 300 public holders of our securities.

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, the minimum market value of our listed securities would generally be required to be at least $50 million and our stockholders’ equity would generally be required to be at least $4.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our public shares will be listed on Nasdaq, our public shares will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.
Since our sponsor paid only approximately $0.0025 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.
Prior to our IPO, our sponsor acquired 10,000,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.0025 per share. The founder shares will be convertible into Class A common stock at a ratio greater than one for one. Our officers and directors have a significant economic interest in our sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.
If all of our shares of Class K common stock convert, our initial stockholders, including our sponsor, will own, in the aggregate, 30% of the shares of Class A common stock issued and outstanding at the time of such business combination (excluding shares of Class K common stock and shares issued to any sellers in such business combination).
Most blank check companies issue founder shares representing 20% of the shares of Class A common stock issued and outstanding upon the consummation of such blank check company’s IPO. We have issued 5,000,000 shares of Class B common stock which will convert automatically into shares of Class A common stock in connection with our initial business combination as described herein. The shares of Class B common stock represent 15% of the shares of our Class A common stock issued and outstanding on a fully diluted basis (excluding shares of Class K common stock and private placement shares), the sponsors purchased 1,426,605 shares of Class A common stock in the private placement, representing the holding by the sponsors of another 2.5% of the shares of our Class A common stock issued and outstanding on a fully diluted basis, and we have also issued 5,000,000 shares of Class K common stock, which will convert into shares of Class A common stock after our initial business combination to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination, including specified strategic transactions and other triggering events based on our stock trading at $20.00 per share and additional stock trading thresholds up to $30.00 per share. If following our initial business combination all of the shares of Class K common stock vest, the number of shares of Class A common stock into which the shares of Class K common stock shall have converted plus the number of shares of Class A common stock into which the shares of Class B common stock shall have converted plus the number of shares of Class A common stock purchased by the sponsors in the private placement will represent, in the aggregate, 30% of the shares of Class A common stock issued and outstanding on a fully diluted basis, subject to certain anti-dilution adjustments as described elsewhere herein. Notwithstanding the foregoing, all shares of Class K common stock that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited. If all of our shares of Class K common stock convert, the issuance of shares of Class A common stock upon conversion of all of our shares of Class K common stock would dilute the interest of our stockholders relative to stockholders of other blank check companies.
Our initial stockholders may receive additional shares of Class A common stock based on our trading price and/or based on certain strategic transactions after our initial business combination.
If between the one year anniversary of our initial business combination and the ten year anniversary of our initial business combination the closing price of our shares of Class A common stock equals or exceeds one or more of the share targets described below, one-third
of the shares of Class K common stock for each such target achievement will automatically convert into shares of Class A common stock at the 20%, 25% and 30% conversion ratios described below (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like):

•
20% at $20.00 per share (as adjusted for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-
trading day period (the “First Price Vesting”);

•
25% at $25.00 per share (as adjusted for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-
trading day period (the “Second Price Vesting”); and

•
30% at $30.00 per share (as adjusted for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-
trading day period (the “Third Price Vesting”).

For example, if fifteen months following the consummation of our initial business combination the closing price of our shares of Class A common stock equals or exceeds $25.00 but does not exceed $30.00 for 20 trading days within a
30-trading
day period, both the First Price Vesting and Second Price Vesting target achievements will be met, resulting in two-thirds
of the shares of Class K common stock converting into a number of shares of Class A common stock that, together with the Class A common stock issued or issuable upon conversion of the Class B founder shares, would represent 25% of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of our IPO, plus (ii) the total number of shares of Class A common stock issued that would, based on these triggers, be issuable upon conversion of the Class B founder shares and Class K founder shares plus (iii) unless waived by our sponsor, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) the private placement shares.
In the event of any liquidation, merger, share exchange, reorganization or other similar transaction consummated after our initial business combination (“Strategic Transaction”) and before the one-year
anniversary of our initial business combination that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property at an effective price of at least $15.00 per share of Class A common stock (a “Qualifying Strategic Transaction”), all of the Shares of Class K common stock will convert into shares of Class A common stock at a ratio such that the sum of the number of shares of Class A common stock issuable upon conversion of the Class B founder shares plus the number of shares of Class A common stock issuable upon conversion of all of the shares of Class K common stock will equal, in the aggregate, on an
as-converted
basis, 20% (as adjusted for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of our IPO, plus (ii) the total number of shares of Class A common stock issued that would, based on these triggers, be issuable upon conversion of the Class B founder shares and Class K founder shares plus (iii) unless waived by our sponsor, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) the private placement shares.
In the event of any Strategic Transaction occurring after the one year anniversary of our initial business combination that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property with an effective price of at least $15.00 per share of Class A common stock, all of the then-outstanding shares of Class K common stock will automatically convert into shares of Class A common stock at the conversion ratios described above (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like), with the applicable aggregate percentage of founder shares to be determined as follows:

•
if (and only if) the First Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $15.00 per share and less than or equal to $20.00 per share, the applicable aggregate percentage of founder shares would be equal to (i) 15% plus (ii) the product of 5% multiplied by a fraction, the numerator of which is equal to $20.00 minus the effective price of the Strategic Transaction and the denominator of which is $5.00 (each as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like);

•
if (and only if) the Second Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $20.00 per share and less than or equal to $25.00 per share, the applicable aggregate percentage of founder shares would be equal to (i) 20% plus (ii) the product of 5% multiplied by a fraction, the numerator of which is equal to $25.00 minus the effective price of the Strategic Transaction and the denominator of which is $5.00 (each as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like);

•
if (and only if) the Third Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $25.00 per share and less than or equal to $30.00 per share (a “Third Strategic Transaction Price Vesting Event”), the applicable aggregate percentage of founder shares would be equal to (i) 25% plus (ii) the product of 5% multiplied by a fraction, the numerator of which is equal to $30.00 minus the effective price of the Strategic Transaction and the denominator of which is $5.00 (each as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like); and

•
if (and only if) the Third Price Vesting shall not have occurred prior to or in connection with such Strategic Transaction and the effective price of the Strategic Transaction is greater than $30.00, then the applicable aggregate percentage of founder shares would be equal to 30%.

Our private placement shares and founder shares may have an adverse effect on the market price of the shares of our Class A common stock and make it more difficult to effectuate our initial business combination.
In connection with our IPO, we issued in a private placement an aggregate of 1,426,605 private placement shares. Our sponsor currently owns an aggregate of 10,000,000 founder shares. The founder shares are convertible into Class A common stock as described herein.
To the extent we issue Class A common stock for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our Class A common stock upon exercise of these conversion rights could make us a less attractive acquisition vehicle to a target business. Therefore, our founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

General Risk Factors
We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently incorporated company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we do not complete our initial business combination, we will never generate any operating revenues.
Past performance by Khosla Ventures or its affiliates (including our sponsor and our management team), including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.
Information regarding past performance of Khosla Ventures, its affiliates or our management team is presented for informational purposes only. Any past experience and performance of Khosla Ventures, its affiliates, our sponsor, our management team or the other companies referred to herein is not a guarantee either: (i) that we will be able to successfully identify a suitable candidate for our initial business combination or (ii) of any results with respect to any initial business combination we may complete. You should not rely on the historical record of Khosla Ventures, its affiliates, our sponsor, our management team’s performance or the performance of the other companies referred to herein as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Khosla Ventures or its affiliates, nor the other companies referred to herein.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the Market Value of our Class A common stock held by non-affiliates
equals or exceeds $700.0 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our Class A common stock held by non-affiliates
did not equal or exceed $250.0 million as of the prior June 30, or (2) our annual revenues did not exceed $100.0 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates
did not equal or exceed $700.0 million as of the prior June 30.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for any action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation. The address of our principal executive office is 2128 Sand Hill Road, Menlo Park, California 94025.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is traded on The Nasdaq Global Market under the symbol “KVSC.” Our Class A common stock commenced public trading March 22, 2021.
Holders
As of March 28, 2022, there were 7 holders of record of our common stock, including 2 holders of record of our Class A common stock, 4 holders of record of our Class B common stock and 1 holder of record of our Class K common stock. The actual number of stockholders of our Class A common is greater than the number of record holders and includes stockholders whose Class A common stock are held in street name by brokers and other nominees.
Dividend Policy
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Prior to our IPO, our sponsor paid $25,000, or approximately $0.0025 per share, in exchange for the issuance of 5,000,000 shares of our Class B common stock, par value $0.0001 and 5,000,000 shares of our Class K common stock, par value $0.0001. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
On March 26, 2021, simultaneously with the closing of the IPO, we completed the private placement of 1,426,605 private placement shares, at a price of $10.00 per share, generating total gross proceeds of $14,266,050. No underwriting discounts and commissions were paid with respect to the private placement. The private placement was conducted as a non-public
transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.
Use of Proceeds from the IPO
The sale of the shares in the IPO and the concurrent sale of the private placement shares, discussed above, generated gross proceeds to the Company of $577,568,276, consisting of $563,302,226 from the sale of the public shares and $14,266,050 from the sale of the private placement shares. The securities in the IPO were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-253096),
declared effective by the SEC on March 23, 2021. Goldman Sachs & Co., LLC and Citigroup served as the book running managers for the IPO.
At the closing of the IPO, we incurred a total of $30,981,622 in underwriting discounts and commissions and $723,688 for other costs and expenses related to the IPO. The underwriters agreed to defer $19,715,578 of the underwriting discounts and commissions, which amount was placed in the trust account with the other proceeds of the IPO. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a blank check company formed under the laws of the State of Delaware on January 29, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement shares, and forward-purchase shares, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our sponsor is Khosla Ventures SPAC Sponsor III LLC, a Delaware limited liability company. The registration statement for our IPO was declared effective on March 23, 2021. On March 26, 2021, we consummated our IPO of 56,330,222 Public Shares at $10.00 per share, generating gross proceeds of $563,302,226, and incurring offering costs of $31,705,310, inclusive of $19,715,578 in deferred underwriting discounts and commissions.
Simultaneously with the closing of the IPO, we consummated the private placement of 1,426,605 private placement shares at a price of $10.00 per private placement share to the sponsor, generating net proceeds of $14,266,050.
Upon the closing of the IPO and the private placement, the $563,302,226 of net proceeds from the IPO and certain of the proceeds of the private placement were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the trust account in the accompanying statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.
If we are unable to complete a business combination by March 26, 2023 (24 months from the closing of the IPO), or June 26, 2023 (27 months from the closing of our IPO), if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 26, 2023, and our stockholders have not amended the certificate of incorporation to extend such period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Results of Operations and Known Trends or Future Events
We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any revenues to date. Our only activities from January 29, 2021 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 29, 2021 (inception) through December 31, 2021, we had a loss from operations of $1,283,381, which consisted of $25,000 in formation costs, $1,058,381 in general and administrative expenses, and $200,000 in franchise tax expenses. We also incurred $47,887,500 in financing expenses on derivative classified instruments, offset by $27,896 in interest income on funds held in the trust account and a $41,650,000 change in fair value of Class K founder shares derivative liability, resulting in a net loss of $7,492,985 for the period from January 29, 2021 (inception) through December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2021, the Company had $239,105 in its operating bank accounts, $563,330,122 in securities held in the Trust Account to be used for a business combination or to repurchase or redeem its common stock in connection therewith and working capital of $828,407. As of December 31, 2021, $27,896 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters are entitled to a deferred fee of $0.35 per public share, or $19,715,578 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a business combination, subject to the terms of the underwriting agreement.
On March 23, 2021, we entered into a forward-purchase agreement pursuant to which the Khosla Entities have agreed to purchase an aggregate of up to 1,000,000 forward-purchase shares for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that will close simultaneously with the closing of the initial business combination. The Khosla Entities will purchase a number of forward-purchase shares that will result in gross proceeds to us necessary to enable us to consummate our initial business combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after paying the deferred underwriting discount and commissions and giving effect to any redemptions of Public Shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial business combination, plus any additional amounts mutually agreed by us and the Khosla Entities to be retained by the post-business combination company for working capital or other purposes. The Khosla Entities’ obligation to purchase forward-purchase shares will, among other things, be conditioned on the business combination (including the target assets or business, and the terms of the business combination) being reasonably acceptable to the Khosla Entities and on a requirement that such initial business combination is approved by a unanimous vote of our board of directors. In determining whether a target is reasonably acceptable to the Khosla Entities, we expect that the Khosla Entities would consider many of the same criteria as we will consider but will also consider whether the investment is an appropriate investment for the Khosla Entities.

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
Class K Founder Shares Derivative Liabilities
Class K founder shares are accounted for as a liability in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, and presented as derivative liability on the December 31, 2021 balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K founder shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K founder shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The inputs used as of December 31, 2021 were as follow: risk free rate: 1.54%; term to business combination: 0.5 years; expected volatility: 11.0% and stock price: $9.76.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements. See Note 2 in the footnotes to the financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 8. Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-20
comprising a portion of this Annual Report on Form
10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock and the Class K Founder Shares. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. Management also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability.
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
Management’s annual report on internal control over financial reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in internal control over financial reporting
For the period from January 29, 2021 (inception) to December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form
10-K):

Name	Age	Position
Samir Kaul	48	Chief Executive Officer, Director
Peter Buckland	52	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Loren Bough	50	Director
Sara Clemens	53	Director
Harrison Frist	38	Director
The experience of our directors and executive officers is as follows:
Executive Officers
Samir Kaul
Mr. Kaul has served as our Chief Executive Officer and a member of our board of directors since January 2021. Mr. Kaul has been a General Partner at Khosla Ventures, a venture capital firm, since February 2006 and currently serves on the boards of directors of several private and public companies, including Guardant Health and Jack Creek Investment Corp. Additionally, Mr. Kaul has served as President, Chief Executive Officer and Director of KV Acquisition I and KV Acquisition III since their inceptions in January 2021. Mr. Kaul holds a B.S. degree in Biology from the University of Michigan, an M.S. degree in Biochemistry from the University of Maryland and an M.B.A. degree from Harvard Business School. We believe that Mr. Kaul is qualified to serve as a member of our Board due to his wide-ranging experience in technology companies and insight in the management of startup companies and the building of companies from early stage to commercial scale.
Peter Buckland
Mr. Buckland has served as our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary since January 2021. Mr. Buckland has been a Partner, Managing Director and COO at Khosla Ventures since October 2019. Prior to joining Khosla Ventures, Mr. Buckland was a Partner at WilmerHale LLP, where he was Vice Chair of its Corporate Group and led the firm’s emerging growth technology practice. Additionally, Mr. Buckland has served as the Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of KV Acquisition I and KV Acquisition III since their inceptions in January 2021. Mr. Buckland received his bachelor’s degrees from the University of California Santa Barbara and his JD from the University of San Francisco School of Law.
Non-Employee
Directors
Loren Bough
Mr. Bough is an active angel investor and board member, globally, in real estate, technology and the consumer sector. Mr. Bough serves on multiple boards and advisory committees of select portfolio companies. Prior to 2003, Mr. Bough developed a background in risk management and trading after starting his career in 1990 at Morgan Stanley and finishing at UBS Investment Bank as a partner. Between 2001 and 2012, Mr. Bough subsequently funded initial growth capital and served on the Board for a leading Russian retailer, Lenta, now listed on the LSE. Mr. Bough serves on the board for Harvard University/Davis Center for Russian and Eurasian Studies and Chairman of the Property and Environment Research Center, Warren Miller Performing Art Center and Big Sky School District. He graduated with honors BA degree from Harvard University in 1990.

Sara Clemens
Ms. Clemens is Chief Operating Officer at Twitch, a subsidiary of Amazon.com, Inc. (NASDAQ: AMZN). Prior to joining Twitch in 2018, Ms. Clemens was Chief Operating Officer at Pandora Media, a subsidiary of SiriusXM (NASDAQ: SIRI), from 2014-2017 and Vice President of Corporate Development at LinkedIn, a subsidiary of Microsoft (NASDAQ: MSFT), from 2012-2013. Ms. Clemens holds a B.A. in English and an M.A (Hons) from the University of Canterbury, New Zealand and a Graduate Cert. Management from the University of Victoria, New Zealand.
Harrison Frist
Mr. Frist currently serves as Chief Executive Officer at naviHealth where he is responsible for the strategic vision and leadership of the organization. Mr. Frist has been with naviHealth since its founding in 2012 — previously serving as Chief Operating Officer. Prior to naviHealth, Mr. Frist worked in China for Chinaco Healthcare Corporation, an international hospital operator, in 2011. He also worked as an investment professional for The Carlyle Group’s Global Financial Services Fund from 2008 to 2010 and Goldman Sachs & Co. from 2006 to 2008. Mr. Frist also serves on the board of the Martha O’Bryan Center and The Hermitage. Mr. Frist holds an MBA from Harvard Business School and B.A. from Princeton University.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Harrison Frist, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Loren Bough, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Samir Kaul and Sara Clemens, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.
Prior to the completion of an initial business combination, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our Class A common stock and Class B common stock, voting together as a single class. Any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our sponsor, upon completion of an initial business combination, will be entitled to nominate individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration rights agreement.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our bylaws provide that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Loren Bough, Sara Clemens, and Harrison Frist are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees:
an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in
rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.
Subject to
phase-in
rules and a limited exception, the rules of Nasdaq require that the corporate governance and nominating committee of a listed company be comprised solely of independent directors.
Audit Committee
Mr. Bough, Ms. Clemens and Mr. Frist serve as members of our audit committee. Our board of directors has determined that each of Mr. Bough, Ms. Clemens and Mr. Frist is independent under Nasdaq listing standards and applicable SEC rules. Mr. Bough serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Bough qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The principal functions of the audit committee include:

•	appointing, compensating and overseeing our independent registered public accounting firm;

•	reviewing and approving the annual audit plan for the company;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	monitoring our environmental sustainability and governance practices;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	approving audit and non-audit services provided by our independent registered public accounting firm;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing with management our policies and practices with respect to risk assessment and risk management;

•
reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

•	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.
Compensation Committee
Mr. Frist and Ms. Clemens serve as members of our compensation committee and Mr. Frist serves as chairman of the compensation committee.
Under Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Frist and Ms. Clemens is independent. In connection with our IPO, we adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

•
setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

•	making recommendations to the board of directors with respect to incentive compensation programs and equity-based plans that are subject to board approval;

•	approving any employment or severance agreements with our Section 16 Officers;

•	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

•	approving the compensation of our directors; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Corporate Governance and Nominating Committee
Mr. Frist and Ms. Clemens serve as members of our corporate governance and nominating committee and Ms. Clemens serves as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that Ms. Coye is independent.
The primary functions of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

•
overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees to our board of directors, as specified in a charter we adopted in connection with our IPO, generally provide that persons to be nominated:

•	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

•	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

•	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

•	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

•
should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

•
should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board of directors to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.
Conflicts of Interest
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.
In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, affiliates of our sponsor are currently sponsoring three other blank check companies, KV Acquisition I, KV Acquisition II and KV Acquisition IV. KV Acquisition I, KV Acquisition II and KV Acquisition IV may seek to complete a business combination in any location and are not focusing on any particular industry for business combinations. Further, Mr. Khosla, our Founder; Mr. Kaul, our, President, Chief Executive Officer and director; and Mr. Buckland, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, serve in the same capacities for each of KV Acquisition I, KV Acquisition II and KV Acquisition IV. Any such companies, including KV Acquisition I, KV Acquisition II and KV Acquisition IV, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts with KV Acquisition I, KV Acquisition II and KV Acquisition IV would materially affect our ability to complete our initial business combination because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case
basis.
Below is a table summarizing the entities to which our founder, executive officers, directors and director nominees currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Vinod Khosla	Khosla Ventures(1)	Technology	Founder
	KV Acquisition I(2)	Blank Check Company	Founder

Samir Kaul	Khosla Ventures(1)	Technology	Managing Director, General Partner

	KV Acquisition I(2)	Blank Check Company	President, Chief Executive Officer and Director

	Jack Creek Investment Corp.	Blank Check Company	Director

Peter Buckland	Khosla Ventures(1)	Technology	Managing Director, General Partner and Chief Operating Officer

	KV Acquisition I(2)	Blank Check Company	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Sara Clemens	Twitch	Technology	Chief Operating Officer

	Hootsuite	Technology	Director

	Duolingo	Technology	Director

Loren Bough	Prescient Co Inc.	Construction	Director

	Big Sky Investment Holdings	Financial Services	Director

	Taurus Investment Holdings	Financial Services	Director

Harrison Frist	naviHealth	Healthcare	President, Operations

(1)	Includes Khosla Ventures and certain of its funds and other affiliates including affiliated portfolio companies.
(2)
These entities’ amended and restated certificates of incorporation contain a waiver of the corporate opportunity doctrine. Accordingly, there are no conflicting obligations to bring opportunities to these entities before the Company.

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

•
Our sponsor, directors and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the combination period. Additionally, our sponsor has agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete our initial business combination within the prescribed time frame. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell (i) any of their Class B founder shares (and any shares of our Class A common stock issuable upon conversion thereof) until the earlier to occur of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) any of their shares of Class K common stock for any reason, other than to specified permitted transferees or subsequent to our initial business combination in connection with a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property; provided, that any shares of Class A commons stock issued upon conversion of any shares of Class K common stock will not be subject to such restrictions on transfer.

•
The private placement shares acquired by our sponsor will not be transferable until 30 days following the completion of our initial business combination. Because certain of our executive officers and directors will own common stock directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view. Furthermore, in the event that we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering, and approving the transaction. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and our sponsor and the members of our management team have agreed to vote any shares purchased during or after the offering, in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.
We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we complete an initial business combination.
Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Code of Ethics and Business Conduct
We have adopted a Code of Ethics and Business Conduct applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and Business Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics and Business Conduct and in a Current Report on Form
8-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

Item 11. Executive Compensation.
None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments made to our sponsor, officers or directors, or our or their respective affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. In addition, in connection with our IPO, our sponsor transferred 40,000 Class B founder shares to each of our initial independent directors at their original purchase price. The founder shares will be worthless if we do not complete an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, have been or will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 28, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of Class A common stock, by
:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;

•	each of our executive officers and directors that beneficially owns shares of common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 57,756,827 shares of our Class A common stock, issued and outstanding as of March 28, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Outstanding Common Stock
O UR S PONSOR , D IRECTORS AND E XECUTIVE O FFICERS
Khosla Ventures SPAC Sponsor III LLC (our sponsor)(4)	11,128,656	16.5%
Vinod Khosla(4)	11,128,656	16.5%
Samir Kaul(4)	11,128,656	16.5%
Peter Buckland	—	—
Sara Clemens	79,525	*
Loren Bough	79,525	*
Harrison Frist	79,525	*
All executive officers, directors and director nominees as a group (5 individuals)	11,367,231	16.8%

*	less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Khosla Ventures Acquisition Co., 2128 Sand Hill Road, Menlo Park, CA 94025.
(2)
Our sponsor holds 1,300,000 shares of Class A common stock purchased in the private placement at the time of our IPO, an additional 126,605 shares of Class A common stock purchased in connection with the underwriters’ partial exercise of their over-allotment option and 4,880,000 shares of Class B common stock purchased from us prior to our IPO. Each of our independent directors, Ms. Clemens, Mr. Bough and Mr. Frist, holds 40,000 shares of Class B common stock transferred to him or her by our sponsor prior to our IPO at the original purchase price. On the first day following the completion of our business combination, the Class B founder shares will automatically convert into a number of shares of our Class A common stock equal to 15% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of our IPO (including any overallotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B founder shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination, (y) any shares of Class A common stock issuable upon conversion of the Class K founder shares and (z) any private placement shares. If calculated based on the public shares outstanding as of immediately after our IPO the shares of Class B common stock would be convertible (on the first day following the completion of our business combination) into an aggregate of 9,940,627 shares of Class A common stock, of which 9,702,052 would be held by our sponsor and 79,525 would be held by each of our independent directors.

(3)
Does not include shares of Class A common stock that may be issuable upon conversion of the 5,000,000 shares of Class K common stock, which amount would be up to 13,254,170 shares of Class A common stock as of immediately after our IPO. The Class K founder shares are non-voting
and will convert into shares of Class A common stock after our initial business combination, subject to adjustment pursuant to certain anti-dilution rights, as described herein, but only to the extent certain triggering events occur prior to the 10th anniversary of our initial business combination including three equal triggering events based on our stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of our initial business combination and also upon specified strategic transactions. Notwithstanding the foregoing, all shares of Class K common stock that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited.

(4)
Khosla Ventures SPAC Sponsor Services LLC is the owner of Khosla Ventures SPAC Sponsor III LLC. Vinod Khosla and Samir Kaul are the joint managers of Khosla Ventures SPAC Sponsor Services LLC, and indirectly own equity interests in Khosla Ventures SPAC Sponsor Services LLC through VK Services LLC and SK SPAC Services, LLC, respectively. As such, each of VK Services LLC, SK SPAC Services, LLC and Messrs. Khosla and Kaul may be deemed to share beneficial ownership of the shares held directly by our sponsor.

Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.
The holders of the founder shares have agreed (a) to vote any founder shares owned by it in favor of any proposed business combination and (b) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination.
Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Prior to our IPO, our sponsor paid an aggregate of $25,000, or approximately $0.0025 per share, in exchange for the issuance of 5,000,000 Class B founder shares, par value $0.0001, and 5,000,000 Class K founder shares, par value $0.0001.
The founder shares (including the shares of our Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Prior to the completion of our IPO, our sponsor transferred 40,000 shares of Class B common stock to each of our six initial independent directors at their original purchase price.
Our sponsor has agreed to purchase an aggregate of up to 1,000,000 shares of Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that will close simultaneously with the closing of our initial business combination. The forward-purchase shares will be identical to our public shares, except the forward-purchase shares will be subject to transfer restrictions and certain registration rights.
Our sponsor purchased an aggregate of 1,426,605 shares of Class A common stock for a purchase price of $10.00 per share in a private placement that occurred simultaneously with the closing of our IPO. The private placement shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Other than equity provided to our independent directors, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.

Our sponsor loaned us $154,483 for a portion of the expenses of our IPO. This loan was non-interest
bearing, unsecured and repaid at the closing of our IPO. As of December 31, 2021, we owed $5,300 to our sponsor under a separate, non-interest bearing, unsecured loan.
In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We entered into a registration rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement shares, the forward-purchase shares and the shares of our Class A common stock issuable upon conversion of the founder shares. The registration rights agreement is filed as an exhibit to this Annual Report on Form
10-K.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors has adopted a charter providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation
S-K
as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Sponsor Indemnity
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Item 14. Principal Accountant Fees and Services.
The following is a summary of the fees of Marcum, LLP (Marcum) and BDO USA, LLP (BDO) for services rendered billed to the Company for the period from January 29, 2021 (inception) to December 31, 2021, the year of our formation:
Audit Fees.
Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum and BDO in connection with regulatory filings. The aggregate fees of Marcum and BDO for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period from January 29, 2021 (inception) to December 31, 2021 totaled $107,560. The aggregate fees of Marcum and BDO related to audit services in connection with our IPO totaled $38,811. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from January 29, 2021 (inception) to December 31, 2021, we did not pay BDO any audit-related fees.
Tax Fees.
We did not pay BDO for tax services, planning or advice for the period from January 29, 2021 (inception) to December 31, 2021.
All Other Fees
. We did not pay BDO for any other services for the period from January 29, 2021 (inception) to December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The following documents are included on pages
F-1
through
F-20
attached hereto and are filed as part of this Annual Report on Form
10-K.
(a)(2) Financial Statement Schedules.
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page
F-1
of this Report.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form
10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

1.1	Underwriting Agreement, dated March 23, 2021, among the Company and Goldman Sachs & Co. LLC, as representative of the several underwriters	8-K	001-40247	1.1	3/23/21

3.1	Amended and Restated Certificate of Incorporation, dated March 24, 2021	8-K	001-40247	3.1	3/23/21

3.3	Bylaws	S-1	333-253101	3.3	2/12/21

4.1	Specimen Class A Common Stock Certificate	S-1	333-253101	4.1	2/12/21

4.2	Description of Capital Stock.					*

10.1	Investment Management Trust Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee	8-K	001-40247	10.1	3/23/21

10.2	Private Placement Shares Agreement, dated March 23, 2021, between the Company and the Sponsor	8-K	001-40247	10.2	3/23/21

10.3	Registration Rights Agreement, dated March 23, 2021, among the Company and certain security holders named therein	8-K	001-40247	10.3	3/23/21

10.4	Forward Purchase Agreement, dated March 23, 2021, among the Company and the Sponsor	8-K	001-40247	10.4	3/23/21

10.5	Letter Agreement, dated March 23, 2021, among the Company, the Sponsor, Vinod Khosla, Samir Kaul, Peter Buckland, Loren Bough, Sara Clemens and Harrison Frist	8-K	001-40247	10.5	3/23/21

10.6	Form of Indemnity Agreement, dated March 3, 2021, between the Company and each of its officers and directors	8-K	001-40247	10.6	3/23/21

10.7	Promissory Note, dated as of February 8, 2021, issued to the Sponsor	S-1	333-253101	10.5	2/12/21

10.8	Securities Subscription Agreement, dated January 29, 2021, between the Registrant and the sponsor	S-1	333-253101	10.6	2/12/21

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					*	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
Item 16. Form
10-K
Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO. III

Date: March 31, 2022	By:	/s/ Samir Kaul
Samir Kaul
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samir Kaul	Chief Executive Officer, President and Director	March 31, 2022
Samir Kaul	( Principal Executive Officer )

/s/ Peter Buckland	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	March 31, 2022
Peter Buckland	( Principal Financial Officer and Principal Accounting Officer)

/s/ Loren Bough	Director	March 31, 2022
Loren Bough

/s/ Sara Clemens	Director	March 29, 2022
Sara Clemens

/s/ Harrison Frist	Director	March 31, 2022
Harrison Frist

KHOSLA VENTURES ACQUISITION CO. III
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; McLean, Virginia; PCAOB ID #243)	F-2
Balance Sheet as of December 31, 2021	F-4
Statement of Operations for the period from January 29, 2021 (Inception) to December 31, 2021	F-5
Statement of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the period from January 29, 2021 (Inception) to December 31, 2021	F-6
Statement of Cash Flows for the period from January 29, 2021 (Inception) to December 31, 2021	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Khosla Ventures Acquisition Co. III
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Khosla Ventures Acquisition Co. III (the “Company”) as of December 31, 2021, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for the period from January 29, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2021, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

McLean, Virginia

March 31, 2022

KHOSLA VENTURES ACQUISITION CO. III
BALANCE SHEET
DECEMBER 31, 2021

ASSETS
Cash and cash equivalents	$239,105
Prepaid expenses	843,640

Total current assets	1,082,745
Marketable securities held in Trust Account	563,330,122
Other assets	189,529

Total Assets	$564,602,396

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,897
Due to related party	5,300
Franchise tax payable	200,000
Accrued expenses	9,141

Total current liabilities	254,338
Deferred underwriting fees payable	19,715,578
Class K Founder Shares derivative liabilities	6,250,000

Total liabilities	26,219,916

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 56,330,222 shares at $ 10. 00 redemption value	563,330,122
Stockholders’ deficit
Preferred stock, $0.0001 parvalue; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,426,605 issued or outstanding (excluding 56,330,222 shares subject to possible redemption)	143
Class B common stock. $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(24,948,285)

Total stockholders’ deficit	(24,947,642)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$564,602,396

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. III
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation costs	$25,000
General and administrative expenses	1,058,381
Franchise tax expense	200,000

Loss from operations	(1,283,381)
Financing expenses on derivative classified instrument	(47,887,500)
Change in fair value of derivative warrant liabilities	41,650,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	27,896

Net loss	$(7,492,985)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	46,875,790
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.14)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	1,187,665
Basic and diluted net loss per share, Class A non-redeemable common stock	$(0.19)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	4,955,490
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.16)
The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. III
STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
STOCKHOLDER’S DEFICIT
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock Subject to Possible Redemption				Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 29, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $31,705,310 issuance costs	56,330,222	531,596,915	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	1,426,605	143	—	—	14,265,907	—	14,266,050
Accretion of Class A Common Stock to redemption value	—	31,733,207	—	—	—	—	(14,277,907)	(17,455,300)	(31,733,207)
Net loss	—	—	—	—	—	—	—	(7,492,985)	(7,492,985)

Balance as of December 31, 2021	56,330,222	$563,330,122	1,426,605	$143	5,000,000	$500	$—	$(24,948,285)	$(24,947,642)

The accompanying notes
are
an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. III
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities
Net Loss	$(7,492,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance expenses on derivative classified instrument	47,887,500
Gain on marketable securities (net), dividends and interest, held in Trust Account	(27,896)
Change in fair value of derivative liabilities	(41,650,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,033,171)
Accounts payable, franchise tax payable and accrued expenses	249,040

Net cash used in operating activities	(2,067,512)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(563,302,226)

Net cash used in investing activities	(563,302,226)

Cash Flows from Financing Activities
Proceeds from issuance of Class B and Class K common stock to Sponsor	25,000
Advances from related party	5,300
Proceeds from sale of Public Shares, net of transaction costs paid	551,312,493
Proceeds from sale of Private Placement Shares	14,266,050

Net cash provided by financing activities	565,608,843

Net increase in cash	239,105
Cash—beginning of period	—

Cash—end of period	$239,105

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A Common Stock to redemption value	$31,733,207
Deferred underwriting fees payable	$19,715,578
The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. III
NOTES TO FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Going Concern
Khosla Ventures Acquisition Co. III (the “Company”) is a blank check company incorporated in Delaware on January 29, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through December 31, 2021 relates to the Company’s formation and Initial Public Offering (the “Initial Public Offering” or “IPO”) described below. The Company has selected December 31 as its fiscal year end.
On March 26, 2021, the Company consummated its Initial Public Offering of 50,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $500,000,000. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional 6,330,222 Public Shares from the Company at a price of $10.00 per share less the underwriting discount and commissions. In total, the Company sold 56,330,222 Public Shares in connection with its Initial Public Offering. The Underwriters designate March 30, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts and commissions held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Public Share sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement shares and the sale of forward purchase shares, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting discounts and commissions the Company will pay to the underwriters. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting discounts and commissions held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern and Liquidity
As of December 31, 2021, the Company had $239,105 in its operating bank accounts, $563,330,122 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $828,407. As of December 31, 2021, $27,896 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account.
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
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account
T
he Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480.
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of December 31, 2021, 56,330,222 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC
Topic 480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the Initial Public Offering, March 26, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of
additional paid-in
capital, in accumulated deficit. From the period beginning January 29, 2021 (inception) through December 31, 2021, the Company recorded an accretion of $31,733,207, of which $14,277,907 was recorded in additional paid-in
capital and $17,455,300 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.
Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Class K Founders Shares derivative liability approximates the carrying amounts represented in the balance sheet.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $31,705,310 for the period from January 29, 2021 (inception) through December 31, 2021.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
the Company has treated the accretion in excess of fair value in the same manner as a dividend, in the calculation of the net income/(loss) per common stock. As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
A reconciliation of net loss per common stock is as follows:

For The Period From January 29, 2021 Through December 31, 2021

Net loss from January 29, 2021 (Inception) through December 31, 2021	$(7,492,985)
Accretion of temporary equity in excess of fair value	(2,281,111)

Net loss including accretion of temporary equity in excess of fair value	$(9,774,096)

	For The Period From January 29, 2021 (Inception) Through December 31, 2021
	Class A-t	Class A-p	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(8,744,513)	$(221,462)	$(808,121)
Deemed dividend for accretion of temporary equity in excess of fair value	2,281,111	—	—

Allocation of net loss and deemed dividends	$(6,463,402)	$(221,462)	$(808,121)

Denominator
Weighted average shares outstanding, basic and diluted	46,875,790	1,187,665	4,955,490
Basic and diluted net loss per share	$(0.14)	$(0.19)	$(0.16)
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3—Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 50,000,000 Public Shares at a purchase price of $10.00 per Public Shares, excluding Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments.

The underwriters exercised their option to purchase an additional 6,330,222 shares of Class A common stock from the Company at a price of $10.00 per share less the underwriting discounts and commissions. In total, the Company sold 56,330,222 shares of Class A common stock in connection with its Initial Public Offering. Accordingly, between the close date of the Initial Public Offering and March 31, 2021, an additional $563,302,226 was placed in the Trust Account, comprised of proceeds from the sale of additional Class A common stock pursuant to the exercise of the underwriters’ over- allotment option, which settled on March 30, 2021.
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
Note 4—Related Party Transactions
Promissory Note – Related Party
On February 8, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to which the Company could borrow up to $300,000 in the aggregate. The note was non-interest bearing
and payable on the earlier to occur of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the promissory note was repaid upon consummation of the IPO. The Company can no longer borrow under the Promissory Note.
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the period from January 29, 2021 (inception) through December 31, 2021, the related party paid $25,000 of operating costs on behalf of the Company. As of December 31, 2021, the amounts due to the related party was $5,300.
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
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 1,300,000 Class A common stock at a price of $10.00 per stock in a private placement for an aggregate purchase price of $13,000,000. In connection with the underwriters’ partial exercise of their over- allotment option that closed on March 30, 2021, the Company also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating total proceeds of $1,266,050. The total proceeds from the sale of Private Placement Shares were $14,266,050. The Private Placement Shares are identical to the shares of Class A common stock sold in this offering, subject to certain limited exceptions. The Private Placement Shares holders do not have the option to redeem their Class A shares and as a result, the proceeds received in connection with the Initial Public Offering are excluded from temporary equity. The par value of these shares and related additional paid in capital are classified as permanent equity in the Company’s financial statements.
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
Note 5—Commitments & Contingencies
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
period.
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 7,500,000 additional Public Shares at the Initial Public Offering price, less the underwriting discounts and commissions. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional 6,330,222 Public Shares from the Company at a price of $10.00 per share less the underwriting discounts and commissions. The exercise of the overallotment option settled on March 30, 2021.
The underwriters are entitled to a deferred underwriters fee of $19,715,578. The deferred underwriters fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
Note 6—Stockholders’ Deficit
Preferred Stock — The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,426,605 shares of Class A common stock issued and outstanding, excluding 56,330,222 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 30,000,000 Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, 5,000,000 Class B common stock were issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$563,330,122	$—	$—	$563,330,122
Liabilities:
Derivative liability - Class K Founder Shares	—	—	6,250,000	6,250,000
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a liability in accordance with ASC Topic 815 and presented as a derivative liability on the accompanying December 31, 2021 balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows on the date of issuance and as of December 31, 2021:

Input	January 29, 2021 (Inception)	December 31, 2021
Risk-free interest rate	1.19%	1.54%
Term to business combination	1.4 years	0.5 years
Expected volatility	21.50%	11.00%
Stock price	$10.00	$9.76
Dividend yield	0.00%	0.00%
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, as of December 31, 2021:

	Class K Founder Shares Derivative Liabilities	Total
Fair value at January 29, 2021 (Inception)	$47,900,000	$47,900,000
Change in fair value	(41,650,000)	(41,650,000)

Fair value as of December 31, 2021	$6,250,000	$6,250,000

There were no transfers to and from Levels 1, 2, and 3 for the period from January 29, 2021 (inception) through December 31, 2021.
Note 8—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible.
The income tax provision (benefit) for the period from January 29, 2021 (inception) to December 31, 2021 consists of the following:

Current
Federal	$—
State	—
Deferred
Federal	(263,652)
State	—
Valuation allowance	263,652

Income tax provision	$—

The Company’s net deferred tax assets as of December 31, 2021 are as follows:

Deferred tax assets
Organization Costs	$227,510
Net operating loss carryforward	36,142

Total deferred tax assets	263,652
Valuation allowance	(263,652)

Deferred tax assets, net of allowance	$—

As of December 31, 2021, the Company had $172,104 of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 29, 2021 (inception) to December 31, 2021, the change in the valuation allowance was $263,652.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the period from January 29, 2021 (inception) to December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
Change in FMV of warrant liabilities	116.73%
Non-deductible transaction costs	(134.21)%
Change in valuation allowance	(3.52)%

Effective Tax Rate	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.