Form 10-Q
period 2022-03-31
Khosla Ventures Acquisition Co. III
filed 2022-05-16
CIK 1846068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Khosla Ventures Acquisition Co. III
(Exact name of registrant as specified in its charter)

Delaware	001-40247	86-1777015
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2128 Sand Hill Road Menlo Park, California		94025
(Address of Principal Executive Offices)		(Zip Code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 13, 2022,
57,756,825 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.
Quarterly Report on Form
10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KHOSLA VENTURES ACQUISITION CO. III
CONDENSED BALANCE SHEETS

	MARCH 31, 2022 (Unaudited)	DECEMBER 31, 2021
ASSETS
Cash	$—	$239,105
Prepaid expenses	885,898	843,640

Total current assets	885,898	1,082,745
Marketable securities held in Trust Account	563,376,097	563,330,122
Other non-current assets	—	189,529

Total Assets	$564,261,995	$564,602,396

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$138,538	$39,897
Due to related party	65,054	5,300
Franchise tax payable	50,000	200,000
Accrued expenses	157,590	9,141

Total current liabilities	411,182	254,338
Deferred underwriting fees payable	19,715,578	19,715,578
Class K Founder Shares derivative liabilities	40,000	6,250,000

Total liabilities	20,166,760	26,219,916

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 56,330,222 shares at $10.00 per share	563,376,097	563,330,122
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,426,605 issued and outstanding (excluding 56,330,222 shares subject to possible redemption)	143	143
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(19,281,505)	(24,948,285)

Total stockholders’ deficit	(19,280,862)	(24,947,642)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$564,261,995	$564,602,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31, 2022	For The Period From January 29, 2021 (Inception) Through March 31, 2021
Formation costs	$—	$25,000
General and administrative expenses	508,512	20,802
Franchise tax expenses	34,708	50,000

Loss from operations	(543,220)	(95,802)
Financing expenses on derivative classified instrument	—	(47,887,500)
Change in fair value of derivative liabilities	6,210,000	30,750,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	45,975	—

Net income (loss)	$5,712,755	$(17,233,302)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	56,330,222	4,940,810
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.09	$(3.08)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	1,426,605	127,848
Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$0.09	$(3.46)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	4,758,065
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.09	$(0.33)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE
REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM JANUARY 29, 2021
(INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)

	Common Stock Subject to Possible Redemption
	Class A		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022 (audited)	56,330,222	$563,330,122	1,426,605	$143	5,000,000	$500	$—	$(24,948,285)	$(24,947,642)
Accretion of Class A common stock to redemption value	—	45,975	—	—	—	—	—	(45,975)	(45,975)
Net income	—	—	—	—	—	—	—	5,712,755	5,712,755

Balance as of March 31, 2022 (unaudited)	56,330,222	$563,376,097	1,426,605	$143	5,000,000	$500	$—	$(19,281,505)	$(19,280,862)

	Common Stock Subject to Possible Redemption
	Class A		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 15, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $31,705,310 issuance costs	56,330,222	531,596,916	—	—	—	—	—	—	—
Proceeds from the sale of Private Placement Shares	—	—	1,426,605	143	—	—	14,265,907	—	14,266.050
Accretion of Class A Common Stock to redemption value	—	31,705,310	—	—	—	—	(14,277,907)	(17,427,403)	(31,705,310)
Net loss	—	—	—	—	—	—	—	(17,233,303)	(17,233,303)

Balance as of March 31, 2021 (unaudited)	56,330,222	$563,302,226	1,426,605	$143	5,000,000	$500	$—	$(34,660,706)	$(34,660,063)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31, 2022	For The Period From January 29, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$5,712,755	$(17,233,302)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Finance expense on fair value instruments	—	47,887,500
Gain on marketable securities (net), dividends and interest, held in Trust Account	(45,975)	—
Change in fair value of derivative liabilities	(6,210,000)	(30,750,000)
Changes in operating assets and liabilities:
Prepaid and other assets	147,270	(1,668,787)
Accounts payable, franchise tax payable and accrued expenses	97,091	607,305

Net cash used in operating activities	(298,859)	(1,157,284)

Cash Flows from Investing Activities
Investment in marketable securities held in Trust Account	—	(563,302,226)

Net cash used in investing activities	—	(563,302,226)

Cash Flows from Financing Activities
Proceeds from issuance of Class B and Class K common stock to Sponsor	—	25,000
Advances from related party	59,754	160,383
Proceeds from sale of Public Shares, net of transactions costs	—	551,312,494
Proceeds from sale of Private Placement Shares	—	14,266,050

Net cash provided by financing activities	59,754	565,763,927

Net (decrease) increase in cash	(239,105)	1,304,417
Cash - beginning of period	239,105	—

Cash - end of period	$—	$1,304,417

Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$—	$531,596,916
Accretion of Class A shares to redemption value	$45,975	$31,705,310
Offering costs included in accounts payable	$—	$489,567
Deferred underwriting fees payable	$—	$19,715,578
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
NOTES TO FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (the “IPO”), and the Company’s search for a target to consummate a Business Combination, which are all described below. The Company has selected December 31 as its fiscal year end.
On March 26, 2021, the Company consummated its IPO of 50,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $500,000,000. On March 30, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with the IPO. The underwriters exercised their option to purchase an additional 6,330,222 Public Shares from the Company at a price of $10.00 per share less the underwriting fees payable. In total, the Company sold 56,330,222 Public Shares in connection with its IPO. The underwriters designate March 30, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.
Simultaneously with the closing of the IPO, the Company completed the private sale of 1,300,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, to Khosla Ventures SPAC Sponsor III LLC, (the “Sponsor”), generating proceeds of $13,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also completed the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $1,266,050. Total gross proceeds from the sale of Private Placement Shares was $14,266,050.
Following the closing of the IPO on March 26, 2021, and the partial exercise of the underwriters’ overallotment option on March 30, 2021, an amount of $563,302,226 ($10.00 per Public Share) of the proceeds from the IPO, including $19,715,578 of the underwriting fees payable was placed in a U.S.-based trust account at Goldman Sachs, maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”), and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the trust account as described below. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the IPO, including proceeds from the sale of Private Placement Shares, held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its Business Combination within 24 months from the closing of the IPO, subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting fees payable held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).
The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding Class A common stock, par value $0.0001 per share, sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting fees payable the Company will pay to the underwriters. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their founder shares and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of a Business Combination.
The Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.
The initial stockholders have agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the IPO (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders’ have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting fees payable held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern and Liquidity
As of March 31, 2022, the Company had $0 in its operating bank account, $885,898 in prepaid expenses, and $563,376,097 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $474,716. For the three months ended March 31, 2022, $45,975 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. For the period from January 29, 2021 (inception) to March 31, 2021, $0 of the amount on the deposit in the Trust Account represented interest income. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations. Please see Note 4 for additional information.
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
The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.
Note 2—Summary of Significant Accounting Policies
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
The interim results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
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
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, as of March 31, 2022 and December 31, 2021, 56,330,222 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC
Topic 480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 26, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of
additional paid-in
capital, in accumulated deficit. For the three months ended March 31, 2022, the Company recorded an accretion of $45,975, which was recorded in accumulated deficit. From the period beginning January 29, 2021 (inception) through March 31, 2021, the Company recorded an accretion of $31,705,310, of which $14,277,907 was recorded in additional paid-in
capital and $17,427,403 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Class K Founders Shares derivative liability approximates the carrying amounts represented in the balance sheets.
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
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the IPO and were charged to temporary equity upon the completion of the IPO.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
earnings (loss) per share.
The Company’s statements of operations include a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company has treated the accretion in excess of fair value in the same manner as a dividend, in the calculation of the net income/(loss) per common stock. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
A reconciliation of net income (loss) per common stock is as follows:

	For The Three Months Ended March 31, 2022 (Unaudited)	For The Period From January 29, 2021 (Inception) Through March 31, 2021 (Unaudited)
Net income (loss)	$5,712,755	$(17,233,302)
Accretion of temporary equity in excess of fair value	(45,975)	(2,253,215)

Net income (loss) including accretion of temporary equity in excess of fair value	$5,666,780	$(19,486,517)

	For The Three Months Ended March 31, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B

Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$5,086,474	$128,819	$451,487
Deemed dividend for accretion of temporary equity in excess of fair value	45,975	—	—

Allocation of net income (loss) and deemed dividend	$5,132,449	$128,819	$451,487

Denominator
Weighted average shares outstanding, basic and diluted	56,330,222	1,426,605	5,000,000
Basic and diluted net income (loss) per share	$0.09	$0.09	$0.09

	For The Period from January 29, 2021 (Inception) Through March 31, 2021
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(17,458,587)	$(442,152)	$(1,585,778)
Deemed dividend for accretion of temporary equity in excess of fair value	2,253,215	—	—

Allocation of net income (loss) and deemed dividend	$(15,205,372)	$(442,152)	$(1,585,778)

Denominator
Weighted average shares outstanding, basic and diluted	4,940,810	127,848	4,758,065
Basic and diluted net income (loss) per share	$(3.08)	$(3.46)	$(0.33)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3—Initial Public Offering
Pursuant to the IPO, the Company sold 50,000,000 Public Shares at a purchase price of $10.00 per Public Share, excluding Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments.
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
Note 4—Related Party Transactions
Promissory Note – Related Party
On February 8, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to which the Company could borrow up to $300,000 in the aggregate. The note was non-interest bearing
and payable on the earlier to occur of (i) December 31, 2021 or (ii) the consummation of the IPO. The outstanding balance under the promissory note was repaid upon consummation of the IPO. The Company can no longer borrow under the Promissory Note.
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the three months ended March 31,2022 and the period from January 29, 2021 (inception) through March 31, 2021, the related party paid $59,754 and $0 of operating costs on behalf of the Company. As of March 31, 2022 and December 31, 2021, the amount due to the related party was $65,054 and $5,300, respectively.
Founder Shares
On January 29, 2021, the Sponsor acquired 10,000,000 founder shares for an aggregate purchase price of $25,000, consisting of 5,000,000 Class B founder shares (also known as “Class B common stock”) and 5,000,000 Class K founder shares (also known as “Class K common stock”). Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. On March 10, 2021, the Sponsor entered into a security assignment agreement with three of the Company’s independent directors and assigned 120,000 shares of Class B common stock at an aggregate price of $300.

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
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Private Placement Shares
Simultaneously with the closing of the IPO, the Sponsor purchased 1,300,000 Class A common stock at a price of $10.00 per share in a private placement for an aggregate purchase price of $13,000,000. In connection with the underwriters’ partial exercise of their over- allotment option that closed on March 30, 2021, the Company also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating total proceeds of $1,266,050. The total proceeds from the sale of Private Placement Shares were $14,266,050. The Private Placement Shares are identical to the shares of Class A common stock sold in this offering, subject to certain limited exceptions. The Private Placement Shares holders do not have the option to redeem their Class A shares and as a result, the proceeds received in connection with the IPO are excluded from temporary equity. The par value of these shares and related additional paid in capital are classified as permanent equity in the Company’s financial statements.
The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.
Forward Purchase Agreement
The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 1,000,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that would close simultaneously with the closing of the initial Business Combination. The proceeds from the sale of these forward- purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the sponsor (together with any permitted transferees under the forward-purchase agreement) may purchase less than 1,000,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480 and ASC Topic 815 to determine whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.
Note 5—Commitments & Contingencies
Registration Rights
The holders of the founder shares and Private Placement Shares are entitled to registration rights pursuant to the registration agreement signed prior to the consummation of the IPO. The holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statements to become effective until termination of the applicable lock-up
period.
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 7,500,000 additional Public Shares at the IPO price, less the underwriting fees payable. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with the IPO. The underwriters exercised their option to purchase an additional 6,330,222 Public Shares from the Company at a price of $10.00 per share less the underwriting fees payable. The exercise of the overallotment option settled on March 30, 2021.
The underwriters are entitled to a deferred underwriters fee of $19,715,578. The deferred underwriters fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Note 6—Stockholders’ Deficit
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 1,426,605 shares of Class A common stock issued and outstanding, excluding 56,330,222 shares of Class A common stock subject to possible redemption.
Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 5,000,000 shares of Class B common stock were issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$563,376,097	$—	$—	$563,376,097
Liabilities:
Class K Founder Shares derivative liabilities	—	—	40,000	40,000
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$563,330,122	$—	$—	$563,330,122
Liabilities:
Class K Founder Shares derivative liabilities	—	—	6,250,000	6,250,000
Class K Founder Shares Derivative Liabilities
Class K founder shares is accounted for as a liability in accordance with ASC Topic 815 and presented as a derivative liability on the accompanying March 31, 2022 and December 31, 2021 balance sheets. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K founder shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K founder shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs into the Monte-Carlo simulation model for the Class K founder shares derivative liabilities were as follows on the date of issuance and as of March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.34%	1.54%
Term to business combination	0.7 years	0.5 years
Expected volatility	4.5%	11.00%
Stock price	$9.77	$9.76
Dividend yield	0.00%	0.00%
The following table presents a summary of the changes in the fair value of the Class K founder shares derivative liabilities, a Level 3 liability, measured on a recurring basis, as of March 31, 2022 and March 31, 2021:

Class K Founder Shares Derivative Liabilities

Fair value at January 1, 2022	$6,250,000
Change in fair value	(6,210,000)

Fair value as of March 31, 2022	$40,000

Class K Founder Shares Derivative Liabilities
Fair value at January 29, 2021 (inception)	$47,900,000
Change in fair value	(30,750,000)
Fair value as of March 31, 2021	$17,150,000
There were no
transfers to and from Levels 1, 2, and 3 for the three months ended March 31, 2022 and for the period from January 29, 2021 (inception) to March 31, 2021.
Note 8—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible.
We recorded an income tax provision of $0 and $0 for the three months ended March 31, 2022, and for the period from January 29, 2021 (inception) through March 31, 2021, respectively. The effective income tax rate for the three months ended March 31, 2022, and for the period from January 29, 2021 (inception) through March 31, 2021 was of 0% and 0%, respectively. The 0% effective income tax rate differs from the federal statutory rate of 21%
as a result of non-deductible transaction costs, and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. As of March 31, 2022 and December 31, 2021, the Company had
$160,837 and $172,104 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance. For the three months ended March 31, 2022, and for the period from January 29, 2021 (inception) to March 31, 2021, the valuation allowance was $368,073 and $20,118, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Khosla Ventures Acquisition Co. III. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Khosla Ventures SPAC Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the State of Delaware on January 29, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement shares and forward-purchase shares, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our sponsor is Khosla Ventures SPAC Sponsor III LLC, a Delaware limited liability company. The registration statement for our IPO was declared effective on March 23, 2021. On March 26, 2021, we consummated our IPO of 56,330,222 Public Shares at $10.00 per share, generating gross proceeds of $563,302,226, and incurring offering costs of $31,705,310, inclusive of $19,715,578 in deferred underwriting fees payable.
Simultaneously with the closing of the IPO, we consummated the private placement of 1,426,605 private placement shares at a price of $10.00 per private placement share to the sponsor, generating proceeds of $14,266,050.
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

If we are unable to complete a business combination by March 26, 2023 (24 months from the closing of the IPO), or June 26, 2023 (27 months from the closing of the IPO), if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 26, 2023, and our stockholders have not amended the certificate of incorporation to extend such period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Results of Operations and Known Trends or Future Events
We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a loss from operations of $543,220, which consisted of $508,512 of general and administrative expenses, and $34,708 in franchise tax expenses. We also incurred a change in fair value of derivative liabilities of $6,210,000 and a gain on marketable securities of $45,975, resulting in net income of $5,712,755 for the three months ended March 31, 2022.
For the period from January 29, 2021 (inception) through March 31, 2021, we had a loss from operations of $95,802, which consisted of $25,000 in formation costs, $20,802 in general and administrative expenses, and $50,000 in franchise tax expenses. We also incurred $47,887,500 in financing expenses on derivative classified instruments, offset by a $30,750,000 change in fair value of derivative liabilities, resulting in a net loss of $17,233,302 for the period from January 29, 2021 (inception) through March 31, 2021.
Liquidity and Capital Resources
As of March 31, 2022, the Company had $0 in its operating bank account, $563,376,097 in securities held in the Trust Account to be used for a business combination or to repurchase or redeem its common stock in connection therewith and working capital of $474,716. As of March 31, 2022, $45,975 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.
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
On March 23, 2021, we entered into a forward-purchase agreement pursuant to which the sponsor (together with any permitted transferees under the forward-purchase agreement, the “Khosla Entities”) have agreed to purchase an aggregate of up to 1,000,000 forward-purchase shares for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that will close simultaneously with the closing of the initial business combination. The Khosla Entities will purchase a number of forward-purchase shares that will result in gross proceeds to us necessary to enable us to consummate our initial business combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after paying the underwriting fees payable and giving effect to any redemptions of Public Shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial business combination, plus any additional amounts mutually agreed by us and the Khosla Entities to be retained by the post-business combination company for working capital or other purposes. The Khosla Entities’ obligation to purchase forward-purchase shares will, among other things, be conditioned on the business combination (including the target assets or business, and the terms of the business combination) being reasonably acceptable to the Khosla Entities and on a requirement that such initial business combination is approved by a unanimous vote of our board of directors. In determining whether a target is reasonably acceptable to the Khosla Entities, we expect that the Khosla Entities would consider many of the same criteria as we will consider but will also consider whether the investment is an appropriate investment for the Khosla Entities.
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
Class K Founder Shares Derivative Liabilities
Please refer to additional information in filed 10- K for the fiscal year ended December 31, 2021 within Financial Statements Note 4 and Note 7.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements. See Note 2 in the footnotes to the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
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
Changes in internal control over financial reporting
During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weaknesses described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation, dated March 24, 2021	8-K	001-40247	3.1	3/23/21

3.3	Bylaws	S-1	333-253101	3.3	2/12/21

4.1	Specimen Class A Common Stock Certificate	S-1	333-253101	4.1	2/12/21

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO. III

Date: May 13, 2022	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer