Form 10-Q
period 2022-06-30
Khosla Ventures Acquisition Co. III
filed 2022-08-11
CIK 1846068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 1
1
, 2022, 57,756,825 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.
Quarterly Report on Form
10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KHOSLA VENTURES ACQUISITION CO. III
CONDENSED BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
	(Unaudited)
ASSETS
Cash	$—	$239,105
Prepaid expenses	657,315	843,640

Total current assets	657,315	1,082,745
Marketable securities held in Trust Account	564,176,180	563,330,122
Other non-current assets	—	189,529

Total Assets	$564,833,495	$564,602,396

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$77,580	$39,897
Due to related party	289,249	5,300
Income tax payable	123,742	—
Franchise tax payable	100,000	200,000
Accrued expenses	208,859	9,141

Total current liabilities	799,430	254,338
Deferred underwriting fees payable	19,715,578	19,715,578
Class K Founder Shares derivative liabilities	—	6,250,000

Total liabilities	20,515,008	26,219,916

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 56,330,222 shares at $10.00 per share	564,176,180	563,330,122
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,426,605 issued or outstanding (excluding 56,330,222 shares subject to possible redemption)	143	143
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(19,858,336)	(24,948,285)

Total stockholders’ deficit	(19,857,693)	(24,947,642)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$564,833,495	$564,602,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Period From January 29, 2021 (Inception) Through June 30, 2021
Formation costs	$—	$—	$—	$25,000
General and administrative expenses	443,089	295,206	951,601	316,008
Franchise tax expenses	50,000	50,000	84,708	100,000

Loss from operations	(493,089)	(345,206)	(1,036,309)	(441,008)
Financing expenses on derivative classified instrument	—	—	—	(47,887,500)
Change in fair value of derivative liabilities	40,000	(4,050,000)	6,250,000	26,700,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	800,083	8,560	846,058	8,560

Income (loss) before income tax expense	346,994	(4,386,646)	6,059,749	(21,619,948)
Income tax expense	123,742	—	123,742	—

Net income (loss)	$223,252	$(4,386,646)	$5,936,007	$(21,619,948)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	56,330,222	56,330,222	56,330,222	35,505,754
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.01	$(0.07)	$0.10	$(0.54)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	1,426,605	1,426,605	1,426,605	900,312
Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$(0.01)	$(0.07)	$0.08	$(0.60)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000	5,000,000	4,901,961
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(0.01)	$(0.07)	$0.08	$(0.39)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE
REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM JANUARY 29, 2021
(INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Common Stock Subject to Possible Redemption
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2022 (audited)	56,330,222	$563,330,122	1,426,605	$143	5,000,000	$500	$—	$(24,948,285)	$(24,947,642)
Accretion of Class A common stock to redemption value	—	45,975			—	—	—	(45,975)	(45,975)
Net income	—	—	—	—	—	—	—	5,712,755	5,712,755

Balance as of March 31, 2022 (unaudited)	56,330,222	$563,376,097	1,426,605	$143	5,000,000	$500	$—	$(19,281,505)	$(19,280,862)
Accretion of Class A common stock to redemption value	—	800,083			—	—	—	(800,083)	(800,083)
Net income	—	—	—	—	—	—	—	223,252	223,252

Balance as of June 30, 2022 (unaudited)	56,330,222	$564,176,180	1,426,605	$143	5,000,000	$500	$—	$(19,858,336)	$(19,857,693)

	Common Stock Subject to Possible Redemption
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $31,705,310 issuance costs	56,330,222	531,596,916	—	—	—	—	—	—	—
Proceeds from the sale of Private Placement Shares	—		1,426,605	143	—	—	14,265,907	—	14,266,050
Accretion of Class A common stock to redemption value	—	31,705,310	—	—	—	—	(14,277,907)	(17,427,403)	(31,705,310)
Net loss	—	—	—	—	—	—	—	(17,233,302)	(17,233,302)

Balance as of March 31, 2021 (unaudited)	56,330,222	$563,302,226	1,426,605	$143	5,000,000	$500	$—	$(34,660,705)	$(34,660,062)
Net loss	—	—	—	—	—	—	—	(4,386,646)	(4,386,646)

Balance as of June 30, 2021 (unaudited)	56,330,222	$563,302,226	1,426,605	$143	5,000,000	$500	$—	$(39,047,351)	$(39,046,708)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30, 2022	For The Period From January 29, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$5,936,007	$(21,619,948)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Financing expenses on derivative classified instrument	—	47,887,500
Gain on marketable securities (net), dividends and interest, held in Trust Account	(846,058)	(8,560)
Change in fair value of derivative liabilities	(6,250,000)	(26,700,000)
Changes in operating assets and liabilities:
Prepaid and other non-current assets	375,854	(1,458,456)
Accounts payable and accrued expenses (including franchise tax payable and income tax payable)	261,143	150,478

Net cash used in operating activities	(523,054)	(1,748,986)

Cash Flows from Investing Activities
Investment in marketable securities held in Trust Account	—	(563,302,226)

Net cash used in investing activities	—	(563,302,226)

Cash Flows from Financing Activities
Proceeds from issuance of Class B and Class K common stock to Sponsor	—	25,000
Advances from related party	283,949	5,300
Proceeds from sale of Public Shares, net of transaction costs	—	551,312,494
Proceeds from sale of Private Placement Shares	—	14,266,050

Net cash provided by financing activities	283,949	565,608,844

Net (decrease) increase in cash	(239,105)	557,632
Cash - beginning of period	239,105	—

Cash - end of period	$—	$557,632

Supplemental disclosure of noncash investing and financing activities:
Immediate accretion of Class A shares to redemption value	$846,058	$—
Deferred underwriting fees payable	$—	$19,715,578
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
NOTES TO FINANCIAL STATEMENTS
TO FINANCIAL STATEMENTS
Note
1-Description
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (the “IPO”), and the Company’s search for a target to consummate a Business Combination, which are all described below.
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
Simultaneously with the closing of the IPO, the Company completed the private sale of 1,300,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, to Khosla Ventures SPAC Sponsor III LLC, (the “Sponsor”), generating proceeds of $13,000,000. In connection with the underwriters’ partial exercise of their over- allotment option, the Company also completed the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $1,266,050. Total gross proceeds from the sale of Private Placement Shares was $14,266,050.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the trust account as described below. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the IPO, including proceeds from the sale of Private Placement Shares, held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares does not complete its initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
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

If the Company is unable to complete a Business Combination by March 26, 2023 (24 months from the closing of the IPO) (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Going Concern and Liquidity
As of June 30, 2022, the Company had $0 in its operating bank account, $657,315 in prepaid expenses, and $564,176,180 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $142,115. For the six months ended June 30, 2022, $846,058 of the amount on deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. For the period from January 29, 2021 (inception) to June 30, 2021, $8,560 of the amount on the deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.
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
2-Summary
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
The interim results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, as of June 30, 2022 and December 31, 2021, 56,330,222 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 26, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. For the three months and six months ended June 30, 2022, the Company recorded an accretion of $800,083 and $846,058, respectively, which was recorded in accumulated deficit. For the three months ended June 30, 2021, and for the period from January 29, 2021 (inception) through June 30, 2021, the Company recorded an accretion of $0 and $31,705,310, respectively, of which for the period from January 29, 2021 (inception) through June 30, 2021, $14,277,907 was recorded in additional paid-in
capital and $17,427,403 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
the Company has treated the accretion in excess of fair value in the same manner as a dividend, in the calculation of the net income/(loss) per common stock. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
A reconciliation of net income (loss) per common stock is as follows:

	For The Six Months Ended June 30, 2022 (Unaudited)	For The Period From January 29, 2021 (Inception) Through June 30, 2021 (Unaudited)
Net income (loss)	$5,936,007	$(21,619,948)
Accretion of temporary equity in excess of fair value	(846,058)	(2,253,215)

Net income (loss) including accretion of temporary equity in excess of fair value	$5,089,949	$(23,873,163)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021
Net income (loss)	$223,252	$(4,386,646)
Accretion of temporary equity in excess of fair value	(800,083)	—

Net loss including accretion of temporary equity in excess of fair value	$(576,831)	$(4,386,646)

	For The Six Months Ended June 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$4,568,713	$115,706	$405,530
Deemed dividend for accretion of temporary equity in excess of fair value	846,058	—	—

Allocation of net income (loss) and deemed dividend	$5,414,771	$115,706	$405,530

Denominator
Weighted average shares outstanding, basic and diluted	56,330,222	1,426,605	5,000,000
Basic and diluted net income (loss) per share	$0.10	$0.08	$0.08

	For The Period from January 29, 2021 (Inception) Through June 30, 2021
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(21,396,779)	$(541,889)	$(1,934,494)
Deemed dividend for accretion of temporary equity in excess of fair value	2,253,215	—	—

Allocation of net income (loss) and deemed dividend	$(19,143,564)	$(541,889)	$(1,934,494)

Denominator
Weighted average shares outstanding, basic and diluted	35,505,754	900,312	4,901,961
Basic and diluted net income (loss) per share	$(0.54)	$(0.60)	$(0.39)

	For The Three Months Ended June 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(517,761)	$(13,113)	$(45,958)
Deemed dividend for accretion of temporary equity in excess of fair value	800,083	—	—

Allocation of net income (loss) and deemed dividend	$282,322	$(13,113)	$(45,958)

Denominator
Weighted average shares outstanding, basic and diluted	56,330,222	1,426,605	5,000,000
Basic and diluted net income (loss) per share	$0.01	$(0.01)	$(0.01)

	For The Three Months Ended June 30, 2021
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income (loss) including accretion of temporary equity in excess of fair value	$(3,937,431)	$(99,718)	$(349,495)
Deemed dividend for accretion of temporary equity in excess of fair value	—	—	—

Allocation of net income (loss) and deemed dividend	$(3,937,431)	$(99,718)	$(349,495)

Denominator
Weighted average shares outstanding, basic and diluted	56,330,222	1,426,605	5,000,000
Basic and diluted net income (loss) per share	$(0.07)	$(0.07)	$(0.07)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.
Note
3-Initial
Public Offering
Pursuant to the IPO, the Company sold 50,000,000 Public Shares at a purchase price of $10.00 per Public Share, excluding Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments.
The underwriters exercised their option to purchase an additional 6,330,222 shares of Class A common stock from the Company at a price of $10.00 per share less the underwriting discounts and commissions. In total, the Company sold 56,330,222 shares of Class A common stock in connection with its Initial Public Offering. Accordingly, between the close date of the Initial Public Offering and June 30, 2021, an additional $563,302,226 was placed in the Trust Account, comprised of proceeds from the sale of additional Class A common stock pursuant to the exercise of the underwriters’ over- allotment option, which settled on March 30, 2021.
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
Note 4-Related Party Transactions
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
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the six months ended June 30, 2022 and the period from January 29, 2021 (inception) through June 30, 2021, the related party paid $283,949 and $5,300 of operating costs on behalf of the Company. During the three months ended June 30, 2022 and 2021, the related party paid $224,195 and $0 of operating costs on behalf of the Company, respectively. As of June 30, 2022 and December 31, 2021, the amount due to the related party was $289,249 and $5,300, respectively.
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
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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
Forward Purchase Agreement
The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 1,000,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that would close simultaneously with the closing of the initial Business Combination. The proceeds from the sale of these forward- purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the sponsor (together with any permitted transferees under the forward-purchase
agreement) may purchase less than 1,000,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480 and ASC Topic 815 to determine whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified, and its embedded features should not be bifurcated.
Note
5-Commitments &
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

Note
6-Stockholders’
Deficit
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 1,426,605 shares of Class A common stock issued and outstanding, excluding 56,330,222 shares of Class A common stock subject to possible redemption.
Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 5,000,000 shares of Class B common stock were issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note
7-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$564,176,180	$—	$—	$564,176,180
Liabilities:
Class K Founder Shares derivative liabilities	—	—	—	—
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$563,330,122	$—	$—	$563,330,122
Liabilities:
Class K Founder Shares derivative liabilities	—	—	$6,250,000	$6,250,000
Class K Founder Shares Derivative Liabilities
Class K founder shares is accounted for as a liability in accordance with ASC Topic 815 and presented as a derivative liability on the accompanying June 30, 2022 and December 31, 2021 balance sheets. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K founder shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K founder shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The Company evaluated the Class K founder Shares as of June 30, 2022 and concluded given the liabilities related to the Class K Founder Shares is zero, no quarterly valuation as of June 30, 2022 is needed.

The key inputs into the Monte-Carlo simulation model for the Class K founder shares derivative liabilities were as follows as of December 31, 2021:

December 31, 2021
Input Risk-free interest rate	1.54%
Term to business combination	0.5 years
Expected volatility	11.00%
Stock price	$9.76
Dividend yield	0.00%
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, for the period from January 1, 2022 through June 30, 2022:

Class K Founder Shares Derivative Liabilities
Fair value as of January 1, 2022	$6,250,000
Change in fair value	(6,210,000)

Fair value as of March 31, 2022	$40,000
Change in fair value	(40,000)

Fair value as of June 30, 2022	$—

There were no transfers to and from Levels 1, 2, and 3 for the three and six months ended June 30, 2022.
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, for the period from January 29, 2021 (inception) through June 30, 2021:

Class K Founder Shares Derivative Liabilities
Fair value at January 29, 2021 (inception)	$47,900,000
Change in fair value	(30,750,000)

Fair value as of March 31, 2021	$17,150,000
Change in fair value	4,050,000

Fair value as of June 30, 2021	$21,200,000

There were no transfers to and from Levels 1, 2, and 3 for the three months ended June 30, 2021 and for the period from January 29, 2021 (inception) to June 30, 2021.
Note
8-Income
Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible.
We recorded an income tax expense of $123,742 for the three months and six months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2022 was 2.04%. The 2.04% effective income tax rate differs from the federal statutory rate of 21% as a result of non-deductible
transaction costs, and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. For the three and six months ended June 30, 2022, the Company had $0 and $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $427,346 and $263,652 as of June 30, 2022 and December 31, 2021.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefit
s
as
 of
 June 30, 2022

and December 31, 202
1
.
 No amounts were accrued for the payment of interest and penalties as of
June 30, 2022
and December 31, 2021
.

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
Results of Operations and Known Trends or Future Events
We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a loss from operations of $493,089, which consisted of $443,089 of general and administrative expenses, and $50,000 in franchise tax expenses. Of the $443,089 of general and administrative expenses, $231,581 was related to the amortization of Directors’ and Officers’ liability insurance, $50,846 was related to legal expense and $160,662 was related to additional professional services. We also incurred a change in fair value of derivative liabilities of $40,000, a gain on marketable securities of $800,083, and $123,742 of income tax expense, resulting in net income of $223,252 for the three months ended June 30, 2022.
For the three months ended June 30, 2021, we had a loss from operations of $345,206, which consisted of $295,206 of general and administrative expenses, and $50,000 in franchise tax expenses. Of the $295,206 of general and administrative expenses, $210,331 was related to the amortization of Directors’ and Officers’ liability insurance, and $84,875 was related to professional services. We also incurred a change in fair value of derivative liabilities of $4,050,000 and a gain on marketable securities of $8,560, resulting in a net loss of $4,386,646 for the three months ended June 30, 2021.
For the six months ended June 30, 2022, we had a loss from operations of $1,036,309, which consisted of $951,601 in general and administrative expenses, and $84,708 in franchise tax expenses. Of the $951,601 of general and administrative expenses, $459,851 was related to the amortization of Directors’ and Officers’ liability insurance, $199,295 was related to legal expense and $292,455 was related to professional services. We also incurred a $6,250,000 change in fair value of derivative liabilities, a $846,058 gain on marketable securities, and $123,742 of income tax expense, resulting in net income of $5,936,007 for the six months ended June 30, 2022.
For the period from January 29, 2021 (inception) through June 30, 2021, we had a loss from operations of $441,008, which consisted of $25,000 in formation costs, $316,008 in general and administrative expenses, and $100,000 in franchise tax expenses. Of the $316,008 of general and administrative expenses, $231,133 was related to the amortization of Directors’ and Officers’ liability insurance and $84,875 was related to professional services. We also incurred $47,887,500 in financing expenses on derivative classified instruments, offset by a $26,700,000 change in fair value of derivative liabilities, and a $8,560 gain on marketable securities, resulting in a net loss of $21,619,948 for the period from January 29, 2021 (inception) through June 30, 2021.
Liquidity and Capital Resources
As of June 30, 2022, the Company had $0 in its operating bank account, $564,176,180 in securities held in the Trust Account to be used for a business combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $142,115. As of June 30, 2022, $846,058 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.
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
Critical Accounting
Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates other than the following.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
Changes in internal control over financial reporting
During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weaknesses described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
for the year ended December 31, 2021. An additional factor that could cause our actual results to differ materially from those in this report is set out below.
Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination
If the SEC adopts the proposed rules and regulations relating to, among other things, enhancing disclosures in business combination transactions involving SPACs, our ability to complete an initial business combination could be adversely and materially affected, and we may be exposed to a greater risk of litigation in connection with our initial business combination.
On March 30, 2022, the SEC issued certain proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; increasing the liability of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and modifying the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may (i) impair our ability to engage financial and capital market advisors, to negotiate or to complete an initial business combination, (ii) increase the costs and time related thereto and (iii) expose us to a greater risk of litigation in connection with our initial business combination, which may materially and adversely affect us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the six months ended June 30, 2022.
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

KHOSLA VENTURES ACQUISITION CO. III

Date: August 11, 2022	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer