Form 10-K
period 2022-12-31
Khosla Ventures Acquisition Co. III
filed 2023-03-24
CIK 1846068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☒    NO  ☐
As of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the closing prices of the registrants Class A common stock was $9.73. The aggregate market value of shares of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the shares on June 30, 2022, as reported on the Nasdaq Capital Market was $548,093,060. There is not a public market for the registrant’s Class B common stock, par value $0.0001 per share, and Class K common stock, par value $0.0001 per share, and therefore the aggregate market value of such shares cannot be calculated.
As of March
24
, 2023, 57,756,827 shares of Class A common stock, 5,000,000 shares of Class B common stock and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

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

Following the closing of our IPO and the partial exercise of the underwriters’ over-allotment option, an amount of $563,302,226 ($10.00 per public share) of the proceeds from our IPO, including $19,715,578 of the underwriters’ deferred fee, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO, including proceeds from the sale of private placement shares and forward-purchase shares, which are held in the trust account will not be released until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the period to consummate our initial business combination or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of our public shares if we are unable to complete our initial business combination within the period to consummate our initial business combination, subject to applicable law.

Activities Since our IPO

We may enter into a non-binding letter of intent for a potential initial business combination with another company by March 26, 2023. As discussed herein, we are required to complete a business combination (if at all) by March 26, 2023 (24 months from the closing of our IPO), or June 26, 2023 (27 months from the closing of our IPO) if we executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or before March 26, 2023, unless our stockholders agree to extend such period beyond such dates. If we enter into a potential non-binding letter of intent prior to March 26, 2023, the date by which we must complete a business combination would be extended to June 26, 2023. No assurances can be made as to our being able to enter into a non-binding letter of intent prior to March 26, 2023 for, our ability to successfully negotiate and enter into a definitive agreement with respect to, or as to the terms or timeframe as to which we may be able to consummate, if at all, a potential initial business combination. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions.

Human Capital

As of December 31, 2022, we did not have any full-time employees, nor do we intend to have any full-time employees prior to the completion of our initial business combination.

Business Strategy

Our business strategy is to identify and complete a business combination that can create value for our stockholders over time. We believe our management team’s years of experience and our deep network of relationships should allow us to identify a wide range of attractive opportunities for the company. Our networks include, among others, entrepreneurs, universities, research institutions, Nobel Prize winners, public and private company management teams (from early stage venture to the Fortune 500), venture capital and private equity investors, investment bankers, attorneys, and management consultants.

Our acquisition philosophy is rooted in several core tenets, consistent with those that have been utilized by Khosla Ventures as they evaluate investment opportunities:

•

Large and Growing Addressable Market: Our management team will prioritize investing in large and growing industries that are poised for disruption by new technologies. We look for both large problems amenable to technology solutions as well as businesses able to scale to meet the market.

•

Proprietary Technology Advantage: We seek businesses protected by proprietary technology advantages, especially scientific breakthroughs and intellectual property. We believe that significant technology innovation creates a protected moat which provides for years of durable, compounding growth and expanding margins.

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

Initial Business Combination

In accordance with Nasdaq listing rules, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting fees payable held in the trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or appraisal firm with respect to satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board of directors is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the target company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of fair market value test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including deferred underwriting fees, that may not be present to the same extent in connection with a business combination with us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Evaluation of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting fees payable and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to certain limitations. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting fees payable. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, directors and each member of our management have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares they acquired during or after our IPO in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the combination period.

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

We are required to complete a business combination (if at all) by March 26, 2023 (24 months from the closing of our IPO), or June 26, 2023 (27 months from the closing of our IPO), if we executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 26, 2023, unless our stockholders agree to extend such period beyond such dates. We may enter into a non-binding letter of intent for a potential initial business combination with another company by March 26, 2023, which will extend the date by which we must complete a business combination to June 26, 2023. No assurances can be made as to our being able to enter into a non-binding letter of intent prior to March 26, 2023 for, our ability to successfully negotiate and enter into a definitive agreement with respect to, or as to the terms or timeframe as to which we may be able to consummate, if at all, a potential initial business combination. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, there are no remaining proceeds from our IPO or the sale of the private placement shares with which we are able to pay any such potential claims, other than up to $100,000 of funds from our trust account that may be used to pay costs and expenses incurred in connection with our liquidation. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

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

We will be required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•	We have identified material weaknesses in our internal control over financial reporting.

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

We may enter into a non-binding letter of intent for a potential initial business combination with another company by March 26, 2023. No assurances can be made as to our being able to enter into a non-binding letter of intent prior to March 26, 2023 for, our ability to successfully negotiate and enter into a definitive agreement with respect to, or as to the terms or timeframe as to which we may be able to consummate, if at all, a potential initial business combination. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions.

The potential initial business combination may require as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the potential initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting fees payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting fees payable and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting fees.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

We may enter into a non-binding letter of intent for a potential initial business combination with another company by March 26, 2023, as a result of which the date by which we must complete a business combination will be extended to June 26, 2023. No assurances can be made as to our being able to enter into a non-binding letter of intent prior to March 26, 2023 for, our ability to successfully negotiate and enter into a definitive agreement with respect to, or as to the terms or timeframe as to which we may be able to consummate, if at all, a potential initial business combination. The non-binding letter of intent for the potential initial business combination may require us to use a portion of the cash in the trust account to pay the purchase price and may require us to have a minimum amount of cash at closing, which factors could increase the probability that the potential initial business combination may not be successful. If the initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

We may enter into a non-binding letter of intent for a potential initial business combination with another company by March 26, 2023, as a result of which the date by which we must complete a business combination will be extended to June 26, 2023. No assurances can be made as to our being able to enter into a non-binding letter of intent prior to March 26, 2023 for, our ability to successfully negotiate and enter into a definitive agreement with respect to, or as to the terms or timeframe as to which we may be able to consummate, if at all, a potential initial business combination.

Any potential target business with which we enter into negotiations concerning a business combination, including the target business in the potential initial business combination, will be aware that we must complete an initial business combination within the combination period, unless our stockholders agree to extend such period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete an initial business combination within the combination period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within the combination period. We may not be able to complete an initial business combination within the combination period.

We may enter into a non-binding letter of intent for a potential initial business combination with another company by March 26, 2023, as a result of which the date by which we must complete a business combination will be extended to June 26, 2023. No assurances can be made as to our being able to enter into a non-binding letter of intent prior to March 26, 2023 for, our ability to successfully negotiate and enter into a definitive agreement with respect to, or as to the terms or timeframe as to which we may be able to consummate, if at all, a potential initial business combination. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions. Our ability to complete this potential initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed an initial business combination within such period, unless our stockholders agree to extend such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Since the net proceeds of our IPO and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our public shares will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

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

If the net proceeds of our IPO and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate through June 26, 2023 (27 months following our IPO, assuming we enter into a letter of intent by March 26, 2023), it could limit the amount available to complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for the 27 month period following our IPO. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Recently, a purported stockholder of certain special purpose acquisition companies initiated derivative lawsuits asserting that such special purpose acquisition companies are investment companies under Investment Company Act, because proceeds from their initial public offerings are invested in short-term United States government securities and qualifying money market funds. Under the provision of the Investment Company Act relied upon in the lawsuits, an investment company is defined as a company that is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities.

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

The outbreak of the coronavirus resulted in a widespread health crisis that adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally and could have such effects in the future or a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extended period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and may continue to have ongoing material adverse effects across many aspects of the regional, national and global economy.

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

As of December 31, 2022, we had $0 in cash and cash equivalents and a working capital deficit of $2,479,456. Further, we expect to incur significant costs in pursuit of our acquisition plans, and any such pursuit may not be successful. Our plans to raise capital and to consummate our initial business combination may not be successful. As such, there is substantial doubt about our ability to continue as a going concern.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of our Class A common stock, par value $0.0001 per share, 30,000,000 shares of our Class B common stock, par value $0.0001 per share, 30,000,000 shares of our Class K common stock, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 142,243,173, 25,000,000 and 25,000,000 authorized but unissued shares of our Class A common stock, Class B common stock and Class K common stock, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the shares of the Class B common stock or Class K common stock. The Class B common stock and Class K common stock are automatically convertible into Class A common stock at the time of our initial business combination or thereafter as described herein and in our amended and restated certificate of incorporation. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of our Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock upon conversion of the Class B common stock or Class K common stock at a ratio greater than one-to-one at the time of our initial business combination or thereafter as a result of the anti-dilution and conversion provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

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

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as we approach June 26, 2023 (the 27-month anniversary of the closing of our IPO), which, unless our stockholders agree to extend such period beyond such date, is the deadline for completing an initial business combination, as a result of our entry into a non-binding letter of intent prior to March 26, 2023.

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

Of the net proceeds from our IPO and the sale of the private placement shares, $563,302,226 is available to complete our initial business combination and pay related fees and expenses, after taking into account $19,715,578 of deferred underwriting fees being held in the trust account and the estimated offering expenses.

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

Our initial stockholders own, on an as-converted basis, 16.8% of our issued and outstanding Class A common stock (excluding shares of Class K common stock). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional public shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

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

In connection with the audit of our financial statements for the fiscal year ended December 31, 2022, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock the Class K founder shares, and cash flow statement presentation. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. Management also concluded that it incorrectly accounted for the Class K founder shares as permanent equity versus a derivative liability. Management also presented investment income from the trust account within operating activities in the cash flow statement instead of within investing activities.

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

While we have begun implementing a plan to remediate these material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time. If our steps are insufficient to successfully remediate the material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our periodic reporting obligations.

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

We may be subject to additional excise tax under the Inflation Reduction Act of 2022, which could adversely affect our ability to complete an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and inhibit our ability to complete a business combination.

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

We are a recently incorporated company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. Other that a non-binding letter of intent for a potential initial business combination with another company that we are negotiating, we have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions. If we do not complete our initial business combination, we will never generate any operating revenues.

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

Market Information

Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “KVSC.” Our Class A common stock commenced public trading March 22, 2021.

Holders

As of March 24, 2023, there were 7 holders of record of our common stock, including 2 holders of record of our Class A common stock, 4 holders of record of our Class B common stock and 1 holder of record of our Class K common stock. The actual number of stockholders of our Class A common is greater than the number of record holders and includes stockholders whose Class A common stock are held in street name by brokers and other nominees.

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

On March 26, 2021, simultaneously with the closing of the IPO, we completed the private placement of 1,426,605 private placement shares, at a price of $10.00 per share, generating total gross proceeds of $14,266,050. No underwriting fees were paid with respect to the private placement. The private placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

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

At the closing of the IPO, we incurred a total of $30,981,622 in underwriting fees and $723,688 for other costs and expenses related to the IPO. The underwriters agreed to defer $19,715,578 of the underwriting fees, which amount was placed in the trust account with the other proceeds of the IPO. On September 21, 2022, we received an executed deferred underwriting fees waiver letter from Goldman Sachs & Co. LLC, informing us of its decision to waive any entitlement it may have to its deferred underwriting fees payable held in the trust account in respect of any business combination. The waiver does not cover deferred underwriting fees payable to Citigroup Global Markets Inc. (representing 50% of the total deferred underwriting fees payable). No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

Our sponsor is Khosla Ventures SPAC Sponsor III LLC, a Delaware limited liability company. The registration statement for our IPO was declared effective on March 23, 2021. On March 26, 2021, we consummated our IPO of 56,330,222 Public Shares at $10.00 per share, generating gross proceeds of $563,302,226, and incurring offering costs of $31,705,310, inclusive of $19,715,578 in deferred underwriting fees.

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

We may enter into a non-binding letter of intent for a potential initial business combination with another company by March 26, 2023, as a result of which the date by which we must complete a business combination will be extended to June 26, 2023. No assurances can be made as to our being able to enter into a non-binding letter of intent prior to March 26, 2023 for, our ability to successfully negotiate and enter into a definitive agreement with respect to, or as to the terms or timeframe as to which we may be able to consummate, if at all, a potential initial business combination. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions. If we do not enter into a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 26, 2023 (24 months from the closing of our IPO), or if we do so enter into a letter of intent, agreement in principle or definitive agreement by March 26, 2023 and are unable to complete the potential business combination by June 26, 2023 (27 months from the closing of our IPO), and our stockholders have not amended the certificate of incorporation to extend such period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a loss from operations of $1,802,250, which consisted of $1,617,542 in general and administrative expenses, and $184,708 in franchise tax expenses, offset by $8,256,815 in gain on marketable securities (net), dividends and interest, held in the trust account and a $6,250,000 change in Class K founder shares derivative liabilities, income tax expense of $1,695,142 resulting in a net income of $11,009,423.

For the period from January 29, 2021 (inception) through December 31, 2021, we had a loss from operations of $1,283,381, which consisted of $25,000 in formation costs, $1,058,381 in general and administrative expenses, and $200,000 in franchise tax expenses. We also incurred $47,887,500 in financing expenses on derivative classified instruments, offset by $27,896 in gain on marketable securities (net), dividends and interest, held in the trust account and a $41,650,000 change in Class K founder shares derivative liabilities, resulting in a net loss of $7,492,985.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $0 in its operating bank account, $571,586,937 in marketable securities held in the trust account to be used for a business combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,479,456. As of December 31, 2022, $8,256,815 of the amount on gain on marketable securities (net), dividends and interest, held in trust account, which is available for payment of franchise taxes and expenses in connection with the liquidation of the trust account.

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

On September 21, 2022, the Company received an executed deferred underwriting fees waiver letter from Goldman Sachs & Co. LLC, informing the Company of its decision to waive any entitlement it may have to its deferred underwriting fees payable held in the trust account in respect of any business combination. The waiver does not cover deferred underwriting fees payable to Citigroup Global Markets Inc. (representing 50% of the total deferred underwriting fees payable). The waiver is recorded in the Company’s statements of change in common stock subject to possible redemption and stockholder’s deficit against accumulated deficit.

On March 23, 2021, we entered into a forward-purchase agreement pursuant to which the Khosla Entities have agreed to purchase an aggregate of up to 1,000,000 forward-purchase shares for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that will close simultaneously with the closing of the initial business combination. The Khosla Entities will purchase a number of forward-purchase shares that will result in gross proceeds to us necessary to enable us to consummate our initial business combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after paying the deferred underwriting fees and giving effect to any redemptions of Public Shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial business combination, plus any additional amounts mutually agreed by us and the Khosla Entities to be retained by the post-business combination company for working capital or other purposes. The Khosla Entities’ obligation to purchase forward-purchase shares will, among other things, be conditioned on the business combination (including the target assets or business, and the terms of the business combination) being reasonably acceptable to the Khosla Entities and on a requirement that such initial business combination is approved by a unanimous vote of our board of directors. In determining whether a target is reasonably acceptable to the Khosla Entities, we expect that the Khosla Entities would consider many of the same criteria as we will consider but will also consider whether the investment is an appropriate investment for the Khosla Entities.

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

Class K Founder Shares Derivative Liabilities

Class K founder shares are accounted for as a liability in accordance with Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, and presented as derivative liabilities on the December 31, 2022 and 2021 balance sheets. The derivative liabilities were measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liabilities in the statements of operations. In order to capture the market conditions associated with the Class K founder shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K founder shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs used as of December 31, 2022 were as follow: risk free rate: 3.90%; term to business combination: 0.6 years; expected volatility: de minimis and stock price: $9.96.

The key inputs used as of December 31, 2021 were as follow: risk free rate: 1.54%; term to business combination: 0.5 years; expected volatility: 11.0% and stock price: $9.76.

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

Reference is made to pages F-1 through F-22 comprising a portion of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock, the Class K founder shares, and cash flow statement presentation. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. Management also concluded that it incorrectly accounted for the Class K founder shares as permanent equity versus derivative liabilities.

Management also presented investment income from the trust account within operating activities instead of within investing activities.

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

Changes in internal control over financial reporting

For the year ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weaknesses described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Samir Kaul	49	Chief Executive Officer, Director
Peter Buckland	53	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Loren Bough	51	Director
Sara Clemens	54	Director
Harrison Frist	39	Director

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

Below is a table summarizing the entities to which our founder, executive officers, directors and director nominees currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Vinod Khosla	Khosla Ventures(1)	Technology	Founder
	KV Acquisition I(2)	Blank Check Company	Founder

Individual	Entity	Entity’s Business	Affiliation
Samir Kaul	Khosla Ventures(1)	Technology	Managing Director, General Partner

	KV Acquisition I(2)	Blank Check Company	President, Chief Executive Officer and Director

	Jack Creek Investment Corp.	Blank Check Company	Director
Peter Buckland	Khosla Ventures(1)	Technology	Managing Director, General Partner and Chief Operating Officer

	KV Acquisition I(2)	Blank Check Company	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Sara Clemens	Twitch	Technology	Chief Operating Officer

	Hootsuite	Technology	Director

	Duolingo	Technology	Director
Loren Bough	Prescient Co Inc.	Construction	Director

	Big Sky Investment Holdings	Financial Services	Director

	Taurus Investment Holdings	Financial Services	Director
Harrison Frist	naviHealth	Healthcare	President, Operations

(1)	Includes Khosla Ventures and certain of its funds and other affiliates including affiliated portfolio companies.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 24, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of Class A common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;

•	each of our executive officers and directors that beneficially owns shares of common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 57,756,827 shares of our Class A common stock, issued and outstanding as of March 24, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Outstanding Common Stock
OUR SPONSOR, DIRECTORS AND EXECUTIVE OFFICERS
Khosla Ventures SPAC Sponsor III LLC (our sponsor)(4)	11,128,656	16.5%
Vinod Khosla(4)	11,128,656	16.5%
Samir Kaul(4)	11,128,656	16.5%
Peter Buckland	—	—
Sara Clemens	79,525	*
Loren Bough	79,525	*
Harrison Frist	79,525	*
All executive officers, directors and director nominees as a group (5 individuals)	11,367,231	16.8%
OTHER 5% BENEFICIAL OWNERS
Citadel Advisors(5)	3,399,635	5.9%

*	less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Khosla Ventures Acquisition Co., 2128 Sand Hill Road, Menlo Park, CA 94025.
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

(5)

Citadel Advisors LLC is the portfolio manager for Citadel Multi-Strategy Equities Master Fund Ltd. Citadel Advisors Holdings LP is the sole member of Citadel Advisors LLC. Citadel GP LLC is the general partner of Citadel Advisors Holdings LP. Kenneth Griffin is the President and Chief Executive Officer of, and owns a controlling interest in, Citadel GP LLC. The address of these beneficial owners is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131. Information with respect to these beneficial owners is based solely on a Schedule 13G/A filed by them on February 14, 2023.

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

Our sponsor loaned us $154,483 for a portion of the expenses of our IPO. This loan was non-interest bearing, unsecured and repaid at the closing of our IPO. As of December 31, 2022, we owed $1,155,999 to our sponsor under a separate, non-interest bearing, unsecured loan.

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

The following is a summary of the fees of BDO USA, LLP (“BDO”) and Marcum, LLP (“Marcum”) for services rendered billed to the Company for the year ended December 31, 2022 and for the period from January 29, 2021 (inception) to December 31, 2021:

Audit Fees. Audit fees consist of fees for professional services that were billed and expected to be billed for the audit of our year-end financial statements and services that are normally provided by Marcum and BDO in connection with regulatory filings. The aggregate fees of Marcum and BDO for professional services billed and expected to be billed for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 29, 2021 (inception) to December 31, 2021 were $124,000 and $157,311. Out of the total $157,311 billed and expected to be billed audit fees, the aggregated fees of Marcum and BDO related to audit services in connection with our IPO totaled $38,811. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed and expected to be billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the period from January 29, 2021 (inception) to December 31, 2021, we did not have any audit-related fees.

Tax Fees. The fees related to tax services, planning or advice for the year ended December 31, 2022 and during period from January 29, 2021 (inception) to December, 31, 2021 were $17,414 and $16,488.

All Other Fees. We did not have any other services for the year ended December 31, 2022 and for the period from January 29, 2021 (inception) to December 31, 2021.

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

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-22 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

1.1	Underwriting Agreement, dated March 23, 2021, among the Company and Goldman Sachs & Co. LLC, as representative of the several underwriters	8-K	001-40247	1.1	3/23/21

3.1	Amended and Restated Certificate of Incorporation, dated March 23, 2021	8-K	001-40247	3.1	3/23/21

3.3	Bylaws	S-1	333-253101	3.3	2/12/21

4.1	Specimen Class A Common Stock Certificate	S-1	333-253101	4.1	2/12/21

4.2	Description of Capital Stock.	10-K	001-40247	4.2	3/31/22

10.1	Investment Management Trust Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee	8-K	001-40247	10.1	3/23/21

10.2	Private Placement Shares Agreement, dated March 21, 2021, between the Company and the Sponsor	8-K	001-40247	10.2	3/23/21

10.3	Registration Rights Agreement, dated March 23, 2021, among the Company and certain security holders named therein	8-K	001-40247	10.3	3/23/21

10.4	Forward Purchase Agreement, dated March 23, 2021, among the Company and the Sponsor	8-K	001-40247	10.4	3/23/21

10.5	Letter Agreement, dated March 23, 2021, among the Company, the Sponsor, Vinod Khosla, Samir Kaul, Peter Buckland, Loren Bough, Sara Clemens and Harrison Frist	8-K	001-40247	10.5	3/23/21

10.6	Form of Indemnity Agreement, dated March 23, 2021, between the Company and each of its officers and directors	8-K	001-40247	10.6	3/23/21

10.7	Promissory Note, dated as of February 8, 2021, issued to the Sponsor	S-1	333-253101	10.5	2/12/21

10.8	Securities Subscription Agreement, dated January 29, 2021, between the Registrant and the sponsor	S-1	333-253101	10.6	2/12/21

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					*	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO. III

Date: March 24, 2023	By:	/s/ Samir Kaul
Samir Kaul
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samir Kaul	Chief Executive Officer, President and Director	March 24, 2023
Samir Kaul	(Principal Executive Officer)

/s/ Peter Buckland	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	March 24, 2023
Peter Buckland	(Principal Financial Officer and Principal Accounting Officer)

/s/ Loren Bough	Director	March 24, 2023
Loren Bough

/s/ Sara Clemens	Director	March 24, 2023
Sara Clemens

/s/ Harrison Frist	Director	March 24, 2023
Harrison Frist

KHOSLA VENTURES ACQUISITION CO. III
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; McLean, Virginia; PCAOB ID #243)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and the period from January 29, 2021 (Inception) to December 31, 2021	F-4
Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the year ended December 31, 2022 and the period from January 29, 2021 (Inception) to December 31, 2021
F-5
Statements of Cash Flows for the year ended December 31, 2022 and the period from January 29, 2021 (Inception) to December 31, 2021	F-6
Notes to Financial Statements	F-7-F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Khosla Ventures Acquisition Co. III
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Khosla Ventures Acquisition Co. III (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for period from January 29, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
McLean, Virginia

Marc h 24, 2 023

KHOSLA VENTURES ACQUISITION CO. III
BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021
ASSETS
Cash	$—	$239,105
Prepaid expenses	189,532	843,640

Total current assets	189,532	1,082,745
Marketable securities held in Trust Account	571,586,937	563,330,122
Other non-current assets	—	189,529

Total Assets	$571,776,469	$564,602,396

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$55,909	$39,897
Due to related party	1,155,999	5,300
Income tax payable	982,142	—
Franchise tax payable	200,000	200,000
Accrued expenses	274,938	9,141

Total current liabilities	2,668,988	254,338
Deferred underwriting fees payable	9,857,789	19,715,578
Class K Founder Shares derivative liabilities	—	6,250,000

Total liabilities	12,526,777	26,219,916

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 56,330,222 shares at $10.15 and 10.00 per share at December 31, 2022 and 2021, respectively	571,586,937	563,330,122
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,426,605 issued or outstanding (excluding 56,330,222 shares subject to possible redemption)	143	143
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(12,337,888)	(24,948,285)

Total stockholders’ deficit	(12,337,245)	(24,947,642)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$571,776,469	$564,602,396

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. III
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period From January 29, 2021 (Inception) Through December 31, 2021
Formation costs	$—	$25,000
General and administrative expenses	1,617,542	1,058,381
Franchise tax expenses	184,708	200,000

Loss from operations	(1,802,250)	(1,283,381)
Financing expenses on derivative classified instrument	—	(47,887,500)
Change in fair value of derivative liabilities	6,250,000	41,650,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	8,256,815	27,896

Income (loss) before income tax expense	12,704,565	(7,492,985)

Income tax expenses	1,695,142	—

Net income (loss)	$11,009,423	$(7,492,985)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	56,330,222	46,875,790
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.19	$(0.14)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	1,426,605	1,187,665
Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$0.04	$(0.19)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	4,955,490
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.04	$(0.16)
The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. III
STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
STOCKHOLDER’S DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Common Stock Subject to Possible Redemption		Common stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2022	56,330,222	$563,330,122	1,426,605	$143	5,000,000	$500	$—	$(24,948,285)	$(24,947,642)
Deferred underwriting fees waiver	—	—	—	—	—	—	—	9,857,789	9,857,789
Accretion of Class A Common Stock to redemption value	—	8,256,815	—	—	—	—	—	(8,256,815)	(8,256,815)
Net income	—	—	—	—	—	—	—	11,009,423	11,009,423

Balance as of December 31, 2022	56,330,222	$571,586,937	1,426,605	$143	5,000,000	$500	$—	$(12,337,888)	$(12,337,245)

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $31,705,310 issuance costs	56,330,222	531,596,915	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	1,426,605	143	—	—	14,265,907	—	14,266,050
Accretion of Class A Common Stock to redemption value	—	31,733,207	—	—	—	—	(14,277,907)	(17,455,300)	(31,733,207)
Net loss	—	—	—	—	—	—	—	(7,492,985)	(7,492,985)

Balance as of December 31, 2021	56,330,222	$563,330,122	1,426,605	$143	5,000,000	$500	$—	$(24,948,285)	$(24,947,642)

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. III
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2022	For The Period From January 29, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$11,009,423	$(7,492,985)
Adjustments to reconcile net income (loss) to net cash provided by ( used in ) operating activities:
Finance expense on derivative classified instrument	—	47,887,500
Dividends and interest, held in Trust Account	—	(27,896)
Change in fair value of derivative liabilities	(6,250,000)	(41,650,000)
Changes in operating assets and liabilities:
Prepaid expenses and other non-current assets	843,637	(1,033,171)
Accounts payable and accrued expenses (including franchise tax payable and income tax payable)	1,263,951	249,040

Net cash provided by (used in) operating activities	6,867,011	(2,067,512)

Cash Flows from Investing Activities
Investment in marketable securities held in Trust Account	(8,256,815)	(563,302,226)

Net cash used in investing activities	(8,256,815)	(563,302,226)

Cash Flows from Financing Activities
Proceeds from issuance of Class B and Class K common stock to Sponsor	—	25,000
Advances from related party	1,150,699	5,300
Proceeds from sale of Public Shares, net of transaction costs	—	551,312,493
Proceeds from sale of Private Placement Shares	—	14,266,050

Net cash provided by financing activities	1,150,699	565,608,843

Net increase (decrease) in cash	(239,105)	239,105
Cash - beginning of period	239,105	—

Cash - end of period	$—	$239,105

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$713,000	$—
Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock to redemption value	$8,256,815	$31,733,207
Deferred underwriting fees payable	$—	$19,715,578
Waiver of deferred underwriting fees payable	$9,857,789	$—
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
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and its initial public offering (the “IPO”)
and the Company’s search for a target to consummate a Business Combination, which are all described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
On March 26, 2021, the Company consummated its IPO of 50,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $500,000,000. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its IPO. The underwriters exercised their option to purchase an additional 6,330,222 Public Shares from the Company at a price of $10.00 per share less the underwriting fees. In total, the Company sold 56,330,222 Public Shares in connection with its IPO. The Underwriters designate March 30, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.
Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) of 1,300,000 private placement shares (each, a “Private Placement Share”) at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $13,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $1,266,050. Total gross proceeds from the sale of Private Placement Shares was $14,266,050.
Following the closing of the IPO on March 26, 2021 and the partial exercise of the underwriters’ overallotment option on March 30, 2021, an amount of $563,302,226 ($10.00 per Public Share) of the proceeds from the IPO, including $19,715,578 of deferred underwriting fees payable was placed in a U.S.-based Trust Account at Goldman Sachs, maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the IPO and the Private Placements held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 27 months from the closing of the IPO or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its Business Combination within 27 months from the closing of the IPO, subject to applicable law.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting fees payable held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Public Share sold in the IPO, including the proceeds from the sale of the Private Placement shares and the sale of forward purchase shares, will be held in the Trust Account, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding Class A common stock, par value $0.0001 per share, sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting fees payable the Company will pay to the underwriters. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.
The initial stockholders have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The
 Company
may enter
into a
non-binding
letter of intent for a potential initial business combination with another company by March 26, 2023
, as a result of which the date by which the Company must complete a business combination will be
extended to June 26, 2023. If the Company
does not enter into a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 26, 2023 (24 months from the closing of our IPO) (the “Initial Combination Period”), or if the Company does so enter into a letter of intent, agreement in principle or definitive agreement by March 26, 2023 and is unable to complete
the potential business combination
by
June 26, 2023
(27
months from the closing of
our IPO) (the “Extended Combination Period” and, together with the Initial Combination Period
,
the “Combination Period”), and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Going Concern and Liquidity
As of December 31, 2022, the Company had $0 in its operating bank account, $571,586,937 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,479,456. As of December 31, 2022, $8,256,815 of the amount on deposit in the Trust Account represented by gain on marketable securities (net), dividends and interest, held in Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations through the earlier of mandatory liquidation or the consummation of an initial business combination.
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
The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or im pos
sible because of the potential differences in accounting standards used.
Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalent
s
as of December 31, 2022 and 2021.
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
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, as of December 31, 2022 and 2021, 56,330,222 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC
Topic 480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 8, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of
additional paid-in
capital, in accumulated deficit. For the year ended December 31, 2022 and the period from January
29
, 2021 (inception) through December 31, 2021, the Company recorded an accretion of $8,256,815 and $31,733,207, respectively, of which $0 and $14,277,907 was recorded in additional paid-in
capital and $8,256,815 and $17,455,300 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Class K Founders Shares derivative liabilities approximate the carrying amounts represented in the balance sheets.
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
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the IPO and were charged to temporary equity upon completion of the IPO.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of

December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
income (loss) per share.
The Company’s statements of operations includes a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company has treated the accretion in excess of fair value in the same manner as a dividend, in the calculation of the net income (loss) per common stock. As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
A reconciliation of net income (loss) per common stock is as follows:

	For The Year Ended December 31, 2022	For The Period From January 29, 2021 (Inception) Through December 31, 2021
Net income (loss)	$11,009,423	$(7,492,985)
Accretion of temporary equity in excess of fair value	(8,256,815)	(2,281,111)

Net income (loss) including accretion of temporary equity in excess of fair value	$2,752,608	$(9,774,096)

	For The Year Ended December 31, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income per share
Numerator
Allocation of net income including accretion of temporary equity in excess of fair value	$2,470,728	$62,573	$219,307
Deemed dividend for accretion of temporary equity in excess of fair value	8,256,815	—	—

Allocation of net income and deemed dividend	$10,727,543	$62,573	$219,307

Denominator
Weighted average shares outstanding, basic and diluted	56,330,222	1,426,605	5,000,000
Basic and diluted net income per share	$0.19	$0.04	$0.04

	For The Period From January 29, 2021 (Inception) Through December 31, 2021
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(8,744,513)	$(221,462)	$(808,121)
Deemed dividend for accretion of temporary equity in excess of fair value	2,281,111	—	—

Allocation of net loss and deemed dividend	$(6,463,402)	$(221,462)	$(808,121)

Denominator
Weighted average shares outstanding, basic and diluted	46,875,790	1,187,665	4,955,490
Basic and diluted net loss per share	$(0.14)	$(0.19)	$(0.16)
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

The underwriters exercised their option to purchase an additional 6,330,222 shares of Class A common stock from the Company at a price of $10.00 per share less the deferred underwriting fees. In total, the Company sold 56,330,222 shares of Class A common stock in connection with its IPO. Accordingly, between the close date of the IPO and March 31, 2021, an additional $563,302,226 was placed in the Trust Account, comprised of proceeds from the sale of additional Class A common stock pursuant to the exercise of the underwriters’ over- allotment option, which settled on March 30, 2021.
Simultaneously with the closing of the IPO, we consummated the Private Placement of 1,300,000 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $13,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $1,266,050. Total gross proceeds from the sale of Private Placement Shares was $14,266,050.
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
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. For the year ended December 31, 2022 and the period January 29, 2021 (inception) through December 31, 2021, the related party paid $1,150,699 and $5,300, respectively, of operating costs on behalf of the Company. As of December 31, 2022 and 2021, the amounts due to the related party was $1,155,999 and $5,300, respectively.
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
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Private Placement Shares
Simultaneously with the closing of the IPO, the Sponsor has purchased 1,300,000 Class A common stock at a price of $10.00 per stock in a private placement for an aggregate purchase price of $13,000,000. In connection with the underwriters’ partial exercise of their over- allotment option that closed on March 30, 2021, the Company also consummated the sale of an additional 126,605 Private Placement Shares at $10.00 per Private Placement Share, generating total proceeds of $1,266,050. The total proceeds from the sale of Private Placement Shares were $14,266,050. The Private Placement Shares are identical to the shares of Class A common stock sold in this offering, subject to certain limited exceptions. The Private Placement Shares holders do not have the option to redeem their Class A shares and as a result, the proceeds received in connection with the IPO are excluded from temporary equity. The par value of these shares and related additional paid in capital are classified as permanent equity in the Company’s financial statements.

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
period.
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 7,500,000 additional Public Shares at the IPO price, less the deferred underwriting fees. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its IPO. The underwriters exercised their option to purchase an additional 6,330,222 Public Shares from the Company at a price of $10.00 per share less the deferred underwriting fees. The exercise of the overallotment option settled on March 30, 2021.
The underwriters are entitled to a deferred underwriters fee of $19,715,578. The deferred underwriters fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
On September 21, 2022, the Company received an executed deferred underwriting fees waiver letter from Goldman Sachs & Co. LLC, informing the Company of their decision to waive any entitlement they may have to their deferred underwriting fees payable held in the Trust Account in respect of any Business Combination. The waiver does not cover deferred underwriting fees payable to Citigroup Global Markets Inc. (representing 50% of the total deferred underwriting fees payable). The waiver is recorded in the Company’s statements of changes in common stock subject to possible redemption and stockholder’s deficit against accumulated deficit.

Note 6—Stockholders’ Deficit
Preferred stock — The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class A common stock — The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 1,426,605 shares of Class A common stock issued and outstanding, excluding 56,330,222 shares of Class A common stock subject to possible redemption.
Class B common stock — The Company is authorized to issue 30,000,000 Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 5,000,000 Class B common stock were issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$571,586,937	$—	$—	$571,586,937
Liabilities:
Class K Founder Shares derivative liabilities	—	—	—	—
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
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a liability in accordance with ASC Topic 815 and presented as derivative liabilities on the accompanying December 31, 2022 and 2021 balance sheets. The derivative liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The key inputs into the Monte-Carlo simulation for the Class K Founder Shares derivative liabilities were as follows as of December 31, 2022:

Input	December 31, 2022
Risk free rate	3.90%
Term to business combination	0.6 years
Expected volatility	de minimis
Stock price	$9.96
Dividend yield	0.00%
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows on the date of issuance and as of December 31, 2021:

Input	December 31, 2021
Risk-free interest rate	1.54%
Term to business combination	0.5 years
Expected volatility	11.00%
Stock price	$9.76
Dividend yield	0.00%
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, me assured on a recurring basis, as of December 31, 2022:

	Class K Founder Shares Derivative Liabilities	Total
Fair value at January 1, 2022	$6,250,000	$6,250,000
Change in fair value	(6,250,000)	(6,250,000)

Fair value as of December 31, 2022	$—	$—

There were no transfers to and from Levels 1, 2, and 3 for the year ended December 31, 2022.
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, as of December 31, 2021:

	Class K Founder Shares Derivative Liabilities	Total
Fair value at March 26, 2021	$47,900,000	$47,900,000
Change in fair value	(41,650,000)	(41,650,000)

Fair value as of December 31, 2021	$6,250,000	$6,250,000

There were no transfers to and from Levels 1, 2, and 3 for the period from January 29, 2021 (inception) through December 31, 2021.
Note 8—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible.
The income tax provision (benefit) for the year ended December 31, 2022 consists of the following:

Current
Federal	$1,695,142
State	—
Deferred
Federal	(339,684)
State	—
Valuation allowance	339,684

Income tax provision	$1,695,142

The income tax provision (benefit) for the period from January 29, 2021 (inception) to December 31, 2021 consists of the following:

Current
Federal	$—
State	—
Deferred
Federal	(263,652)
State	—
Valuation allowance	263,652

Income tax provision	$—

The Company’s net deferred tax assets as of December 31, 2022 are as follows:

Deferred tax assets
Organization c osts	$567,194
Net operating loss carryforward	—

Total deferred tax assets	567,194
Valuation allowance	(567,194)

Deferred tax assets, net of allowance	$—

The Company’s net deferred tax assets as of December 31, 2021 are as follows:

Deferred tax assets
Organization c osts	$227,510
Net operating loss carryforward	36,142

Total deferred tax assets	263,652
Valuation allowance	(263,652)

Deferred tax assets, net of allowance	$—

As of December 31, 2022 and 2021, the Company had no and $172,104 of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 29, 2021 (inception) to December 31, 2021, the change of valuation allowance was $339,684 and
$263,652
, respectively.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for year
ended December 31, 2022 is as follows:

Statutory federal income tax rate	21.00%
Change in fair value of derivative liabilities	(10.33)%
Non-deductible transaction costs	0%
Change in valuation allowance	2.67%

Effective Tax Rate	13.34%

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the period from January 29, 2021 (inception) to December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
Change in fair value of derivative liabilities	116.73%
Non-deductible transaction costs	(134.21)%
Change in valuation allowance	(3.52)%

Effective Tax Rate	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 nor as of 2021.
No amounts were accrued for the payment of interest and penalties as of December 31, 2022 nor as of 2021.
 The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.